Form 10QSB
period 2000-06-30
WESTNET COMMUNICATION GROUP INC
filed 2000-08-14
CIK 1100747

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -----------------

                                   FORM 10-QSB

                               -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                      Commission File Number:  000-29595


                        WESTNET COMMUNICATION GROUP, INC.
            Incorporated pursuant to the laws of the state of Nevada


                               -----------------


                  IRS Employer Identification No. - 88-0441332

               2921 N. Tenaya Way, Suite 216, Las Vegas, NV 89128
                                 (702) 947-4877


                               -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 Yes    X     No
    ---------   ---------

The Company had 3,500,000 shares of common stock outstanding at June 30, 2000.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                        WESTNET COMMUNICATION GROUP, INC.

                                TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of June 30, 2000 ..................................3

   Statements of Operations ............................................4

   Statements of Cash Flows ............................................5

   Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................7

   Signature Page........................................................8

Exhibit 27.  Financial Data Schedule ................................EX-27

PART I - FINANCIAL INFORMATION
------------------------------

                        WESTNET COMMUNICATION GROUP, INC.
                                  BALANCE SHEET

                                  June 30, 2000

                                                   June 30
                                                     2000
                                                    ------

    ASSETS
    ------
Cash  .........................................   $  55,944
                                                  ----------
   Total Current Assets  ......................   $  55,944

Organization Costs
   (net of accumulated amortization of %75) ...         675
                                                  ----------
   TOTAL ASSETS  ..............................   $  56,619
                                                  ==========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
   --------------------------------------------

Payables                                                 -
                                                  ----------
   TOTAL CURRENT LIABILITIES                      $      -

Common Stock, $.001 par value; Authorized
 25,000,000, issued and outstanding
 3,500,000 shares on May 31, 2000 .............       3,500

Paid in Capital  ..............................      66,000

Accumulated Deficit ...........................    ( 12,881)
                                                  ----------
      Total Stockholders' Equity (Deficit) ....      56,619

      TOTAL LIABILITIES AND                       ----------
      STOCKHOLDERS' EQUITY (DEFICIT) ..........   $  56,619
                                                  ==========



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                        WESTNET COMMUNICATION GROUP, INC.
                               STATEMENT OF INCOME


                                                 Six Months       Six Months      Three Months    Three Months
                                                   Ended             Ended            Ended           Ended
                                                June 30, 2000    June 30, 1999    June 30, 2000   June 30, 1999
                                                -------------    -------------    -------------   -------------
                                                 (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
INCOME
    Interest Income                               $      969      $        --      $       549      $        --

EXPENSES
    General and Administrative                            25               --               --               --
    Amortization of organizational costs                  75               --               38               --
                                                  -----------     ------------     ------------     ------------
         TOTAL EXPENSES                           $      100               --               38               --
                                                  -----------     ------------     ------------     ------------

                NET INCOME BEFORE TAXES           $      869      $        --      $       511      $        --

    Income Taxes                                         130               --              100               --
    Income tax benefit of net
      operating loss carryforward                       (130)              --             (100)              --
                                                  -----------     ------------     ------------     ------------
                NET INCOME                        $      869      $        --      $       511      $        --
                                                  ===========     ============     ============     ============

Weighted Average Shares
  Common Stock Outstanding                         2,236,111                         2,722,222
                                                  -----------     ------------     ------------      -----------

         NET INCOME PER COMMON SHARE              $   (0.000)     $    (0.000)     $    (0.000)       $  (0.000)
                                                  ===========     ============     ============      ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                        WESTNET COMMUNICATION GROUP, INC.
                             STATEMENT OF CASH FLOWS

                                                         6 Months Ended      6 Months Ended
                                                          June 30, 2000       June 30, 1999
                                                         --------------      --------------

Cash flows used in operating activities:

     Net Income .......................................     $       869         $        --
     Non-cash Expenses
       (Amortization of Organization Costs) ...........              75                  --
     Changes to operating assets and liabilities ......              --                  --
                                                             -----------         -----------
     Cash flows used in operating activities ..........      $      944          $       --
                                                             -----------
Net increase (decrease) in cash .......................      $      944          $       --

   Cash at beginning of period ........................          55,000                  --
                                                             -----------         -----------
   Cash at end of period ..............................      $   55,944          $       --
                                                             ===========         ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                        WESTNET COMMUNICATION GROUP, INC.
                          Notes to Financial Statements

1.  Basis of Preparation

The  unaudited   information  included  herein  includes,   in  the  opinion  of
management, all adjustments necessary for a fair presentation of the results of operations for the period covered hereby.

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may vary from these estimates.

The Company was organized under the laws of the state of Nevada October 14, 1999. The Company has not yet commenced operations and is exploring various business opportunities.

Organizational costs are amortized to expense over 60 months starting January 1, 2000.

There are no timing differences between the financial statement and income tax accounting of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------


Results of Operations

The Company had no business operations during the period to which this report relates.

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates, nor have we any ready sources of additional capital. Our officers and shareholders have from time to time borne expenses on behalf of the Company. We expect that our current cash reserves will be adequate to sustain us for the next 12 months while we continue to search for a suitable acquisition or business combination with an operating company.

On June 28, 2000, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 with respect to 3,500,000 shares of its common stock held by selling shareholders ("the Offering"). The Company will not realize any proceeds from any sales of securities under the offering.


                          Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WESTNET COMMUNICATION GROUP, INC.                      Dated: August 12, 2000
by:

/s/ Elizabeth Sanders
---------------------------------
President