Form 10QSB
period 2000-09-30
WESTNET COMMUNICATION GROUP INC
filed 2000-11-14
CIK 1100747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2000

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

         Yes [ X ]           No [    ]

The Company had 3,500,000  shares of common stock  outstanding  at September 30,
2000.

Transitional Small Business Disclosure Format (check one):

         Yes [    ]        No [ X ]

WESTNET COMMUNICATION GROUP, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Balance Sheets as of March 31, 2000

         Statements of Operations

         Statements of Cash Flows

         Statement of Changes in Shareholders' Equity

         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signature Page

Exhibit 27 - Financial Data Schedule

PART 1 - FINANCIAL STATEMENTS

                       WESTNET COMMUNICATIONS GROUP, INC.
                                 Balance Sheets
                                   (unaudited)

                              ASSETS                              September 30, 2000      December 31, 1999
                              ------                             --------------------    -------------------
Current Assets:
Cash                                                                       $44,053                $55,000
Total Current Assets                                                       $44,053                $55,000
Organizational costs - net of accumulated                                     $638                   $750
amortization of $112 at Sept. 30, 2000
                                                                 --------------------    -------------------
Total Assets                                                               $44,691                $55,750
                                                                 --------------------    -------------------

Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------
Current Liabilities:
Payables                                                                        $0                     $0
Total Current Liabilities                                                       $0                     $0
Stockholders' Equity:
Common Stock, $.001 par value; Authorized 25,000,000
shares issued and outstanding 1,750,000 shares on December                  $3,500                 $1,750
31, 1999; and 3,500,000 on September 30, 2000
Paid In Capital                                                            $66,000                $67,750
Accumulated Deficit                                                       ($24,809)              ($13,750)
                                                                 --------------------    -------------------
Total Stockholders' Equity (Deficit)                                       $44,691                $55,750
                                                                 --------------------    -------------------
Total Liabilities and Stockholders' Equity (Deficit)                       $44,691                $55,750
                                                                 --------------------    -------------------

               See Accompanying Notes to the Financial Statements

                                     WESTNET
                           COMMUNICATIONS GROUP, INC.
                            Statements of Operations
                                  (unaudited)

                                          9 Months            9 Months             3 Months          3 Months
                                            Ended               Ended                Ended             Ended
                                       Sept. 30, 2000       Sept. 30,1999       Sept. 30, 2000    Sept. 30, 1999
                                     ------------------- ----------------- -------------------- ----------------
Interest Income                                 $1,504                 $0                 $535              $0

Expenses:
General and Administrative                        $251                 $0                 $226              $0
Consulting expense                             $12,200                 $0              $12,200              $0
Amortization Organizational                       $112                 $0                  $38              $0
Costs
Total Expenses                                 $12,563                 $0              $12,464              $0
Net Income before taxes                       ($11,059)                $0             ($11,929)             $0
Income Taxes                                        $0                 $0                   $0              $0
Income tax benefit of net                           $0                 $0                   $0              $0
operating loss carryforward
Net Income                                    ($11,059)                $0             ($11,929)             $0
                                    ------------------- ------------------- -------------------- ----------------
Weighted Average Shares                      2,236,111                  0            2,722,222               0
Common Stock Outstanding
Net Loss  per Common Share                      $0.000             $0.000              $0.000           $0.000
(primary and fully dilutive)        ------------------- ------------------- -------------------- ----------------

               See Accompanying Notes to the Financial Statements

Company was formed on October 14,  1999,  therefore no  comparable  three or six months periods exist in 1999.

                       WESTNET COMMUNICATIONS GROUP, INC.
                            Statement of Cash Flows
          Nine Months Ended September 30, 2000 and September 30, 1999
                                  (Unaudited)

                                                                                Nine Months          Nine Months
                                                                                    Ended               Ended
                                                                                Sept. 30, 2000      Sept. 30, 1999
                                                                          ---------------------   -----------------
Cash Flows from Operating Activities:
                                                        Net Income:                 ($11,059)                 $0

Expenses not requiring cash-amortization of                                             $112                  $0
     organizational costs

Changes to operating assets and liabilities:                                              $0                  $0
                                                                          ---------------------   -----------------
                                                      Cash flows from               ($10,947)                 $0
                                                 operating activities

                                                      Net increase in               ($10,947)                 $0
                                                                 cash

                                                    Cash at beginning                $55,000                  $0
                                                            of period
                                                                          ---------------------   -----------------
                                                       Cash at end of                $44,053                  $0
                                                               period
                                                                          ---------------------   -----------------

               See Accompanying Notes to the Financial Statements

                                    WESTNET COMMUNICATIONS GROUP, INC.
                                    Statement of Stockholders' Equity
                         From Inception (October 14, 1999) to September 30, 2000
                                               (Unaudited)

                                         Common           Common           Paid-in          Accumulated    Total Equity
                                          Stock            Stock           Capital            Capital
                                         Shares           Amount
                                     ---------------  ---------------  ----------------  ---------------- ---------------
Balances at October 14, 1999                     0              $0                $0                 $0              $0

Founders shares issued for                 450,000            $450            $4,050                 $0          $4,500
services valued at $.01 per share

Common Stock issued for cash at          1,300,000          $1,300           $63,700                 $0         $65,000
$.05 per share

Net loss for period from
inception (Oct. 24, 1999) through                0              $0                $0           ($13,750)       ($13,750)
Dec. 31, 1999

May 10, 2000 Common Stock                1,750,000          $1,750        ($1,750.00)                $0              $0
split 2 for 1

Net loss for 9 months ending                                    $0                $0           ($11,059)       ($11,059)
Sept. 30, 2000

Balances, Sept. 30, 2000                 3,500,000          $3,500           $66,000           ($24,809)         $44,691
                                    --------------  -- --------------  ----------------  ---------------- ---------------

               See Accompanying Notes to the Financial Statements

WESTNET COMMUNICATIONS GROUP, INC.

Notes to Financial Statements

September 30, 2000

        These financial statements reflect the stock transactions of WESTNET COMMUNICATIONS GROUP, Inc. (“the Company”) from inception (October 14, 1999) through September 30, 2000. The Company was organized in Nevada. The Company has not yet commenced operations and is exploring various business opportunities. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the financial statements. Results of operations from the nine months ending September 30, 2000 are not necessarily indicative of the results of operations for the year.

Organizational costs are amortized to expense over 60 months starting January 1, 2000.

There are no timing differences between the financial statements and income tax accounting of the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

The Company had no business operations during the period to which this report relates.

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates, nor has it any ready sources of capital. The Company believes that its cash reserves will be sufficient to sustain its current level of activity for a year or more while the company continues to investigate acquisition opportunities.

The Company has filed a registration statement with the United States Securities and Exchange Commission on behalf of certain selling shareholders, which has not yet become effective. The Company will not receive any proceeds from the sales of shares under the registration statement.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 20, 2000
WESTNET COMMUNICATION GROUP, INC.

by:

/s/ Elizabeth A. Sanders
------------------------------
President