Form 10KSB
period 2000-12-31
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2001-04-17
CIK 1100747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB

                                -----------------

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended: December 31, 2000

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
                                 (702) 947-4877

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]  Yes  [ ] No.

Check if disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the issuer for its most recent fiscal year were $___.

As of March 26, 2001, 3,500,000 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $3,199,185.

Transitional Small Business Disclosure Format (check one):

     [ ] Yes  [x]  N

                                    PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

The Company was incorporated in the State of Nevada on October 14, 1999, for the
purpose of developing and operating a special interest worldwide web site community. Prior to implementation of the Company's business plan, however, management determined that its capital resources were inadequate to succeed in its plan, and the plan was abandoned. By majority shareholder resolution, the
Company undertook to investigate possibilities for investing in an existing business enterprise, or forming a business combination with an operating company of some sort. As of the end of the period covered by this Annual Report, the
Company had not been successful in locating such a venture or company.

The Company has not established any particular parameters or guidelines as to the type, nature, suitability or any other characteristics of any business or company which it may seek to acquire, invest in or form a business combination with. The Board of Directors will accept proposals from its members, and perform or cause to be performed only such investigation and evaluation as it deems necessary and appropriate before deciding whether and on what terms an acquisition or combination, if any, will be effected. No member of the Board has any particular experience or expertise in performing such evaluations, or in negotiating such mergers and acquisitions. Accordingly, there can be no assurance when, if ever, the Company will be generate revenues or earn profits.
The Company is, and since inception has been, a development stage company.

The Company is likely to face significant competition for available business and investment opportunities, mostly from substantial competitors with far greater resources and expertise than we possess. Potential competitors include venture capital firms, investment banks, and large professional groups such as attorney firms, accounting firms, and business consultants (see "Competition" on page
15).

The Company has not filed bankruptcy, been in receivership, or been involved in any similar proceedings. The Company has not been involved in a purchase or sale of a significant amount of assets not in the ordinary course of business or otherwise. The Company has had no sales or revenues, and it currently has no products or services. Accordingly, there is no backlog of orders, nor dependence on any one or few large customers.

The company is not subject to any industry-specific government regulation, nor does it need government approval for any of its operations, except that as a reporting company it must comply with federal and state securities laws and regulations wherever it engages in activities that are subject to those laws and rules. At a minimum, the Company must file with the Securities and Exchange
Commission an annual report, including audited financial statements, on Form
10-KSB within 90 days of the close of each fiscal year, and quarterly reports on
Form 10-QSB with unaudited interim financial statements. In addition, the company must file Current Reports on Form 8-K following the occurrance of certain significant events, such as a change of the Company's financial auditors, an acquisition or sale of a significant amount of our assets, or a change in control of the Company.

The Company has made no significant expenditures on research and development during the most recent fiscal year or interim period. The company maintains an office at 2921 N. Tenaya Way, Suite 216, Las Vegas Nevada 89128 which it shares with other business entities.

Recent Developments

On March 1, 2001, the Company executed a Letter of Intent in connection with the proposed acquisition of MerchantPark Communications, Inc. a Nevada corporation that provides e-commerce services to businesses engaged in marketing goods and services via the World Wide Web. Under the agreement, Westnet will acquire 100%
of the outstanding shares of Merchant Park in exchange for 14,668,400 shares of restricted Westnet common stock. The transaction is pending final approval of the companies' respective Boards of Directors and Shareholders. The Company will file a Form 8-K Current Report on E.D.G.A.R. upon consummation of the merger, and audited proforma financial statements within a reasonable time thereafter.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real or personal property. We currently maintain a mailing and business address at the offices of our statutory resident agent, for which we pay a small annual fee. That address is:

        Westnet Communication Group, Inc.
        2921 N. Tenaya Way,  Suite 216
        Las Vegas, Nevada  89128

We believe these facilities will be adequate for the needs of the Company until such time as we commence regular business operations or enter into a business combination transaction with an operating company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened or is likely.

ITEM 4.  SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended
December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares have never traded, and there exists no public trading market for the shares. The Company had fourteen (14) shareholders on December
31, 2000, including officers, directors and control persons. The company has never paid a dividend, nor does it expect to do so in the foreseeable future.
There are no restrictions on the power of the Board of Directors to declare and pay dividends.

No securities are currently being offered for sale. There are no outstanding options, rights, warrants to purchase, or securities convertible into, the common equity of the Company.

Registrar and transfer agent for the Company's securities is Holladay Stock
Transfer, Inc. of Scottsdale, Arizona.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company is considered to be in the development stage, having no revenues from business operations since inception. Management believes the Company has sufficient cash to meet its needs for the next 12 months, and accordingly there are no specific plans to raise additional capital during that time. The Company hopes to be able to use its securities to pay for any acquisition(s) it may complete. However, it is uncertain what costs will be incurred in locating, investigating and negotiating for acquisitions or business combination opportunities. Furthermore, it is conceivable, but not certain, that the Company may consider additional financing options once it identifies a desirable business or investment opportunity. However, it is impossible to determine the nature or size of such financing unless or until the need actually arises.Should the Company decide to raise additional capital by selling equity securities, the percentage ownership of the Company's existing shareholders could be substantially diluted.

Other than the proposed agreement to acquire MerchantPark Communications, Inc., the Company has no current plans to purchase or sell any significant assets, make any expenditures for product research and development, or change the number of employees or the nature of their relationships to the Company.

ITEM 7.  FINANCIAL STATEMENTS

                            Randy Simpson C.P.A. P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009

                          Independent Auditors' Report

Board of Directors and Stockholders
Westnet Communication Group, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Westnet Communication Group,
Inc. (the Company) as of December 31, 2000 and the related statements of income, shareholders' equity (from inception October 14, 1999), and cash flows for the year ended December 31, 2000 and the period from inception through December 31,
1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted  auditing
standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
We believe  that our audit of the  financial  statements  provides a  reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Westnet
Communication Group, Inc. as of December 31, 2000 and the results of its operations, shareholders' equity and cash flows for the year ending December 31,
2000, and the period from inception (October 14, 1999) through December 31,
1999, in conformity with generally accepted accounting principles.

                                                   /s/ Randy Simpson
                                                  ----------------------------
                                                  RANDY SIMPSON, CPA
                                                  A Professional Corporation

March 30, 2001
Sandy, Utah

                       WESTNET COMMUNICATION GROUP, INC.
                                 BALANCE SHEET
                            As of December 31, 2000

                                                        Dec. 31, 2000
                      ASSETS                            -------------

Current Assets:

     Cash                                               $      3,718
     Prepaid expenses to consultant                           30,000
                                                        -------------
           Total Current Assets                         $     33,718
                                                        -------------
                   Total Assets                         $     33,718
                                                        =============

              LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

     Payables                                           $        -
                                                        -------------
           Total Current Liabilities                    $        -

Stockholders' Equity:
   Common Stock, $.001 par value;
    authorized 25,000,000 shares,
    issued and outstanding 3,500,000
    shares on December 31, 2000
    1,750,000 on December 31, 1999                             3,500
           Paid in Capital                                    66,000
           Accumulated Deficit                               (35,782)
                                                         ------------
           Total Stockholders' Equity                         33,718

                   Total Liabilities and                 ------------
                    Stockholders' Equity                 $    33,718
                                                         ============

                     See Accompanying Note to the Financial

                        WESTNET COMMUNICATION GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                            Year Ended       Year Ended
                                           Dec. 31, 2000    Dec. 31, 1999
                                           -------------    -------------

Interest Income:                            $     1,726      $       -

 Expenses:
     General and Administrative                     808           12,250
     Consulting                                  22,200            1,500
     Organizational costs                           -                750
                                            ------------     ------------
        Total Expenses                           23,008           14,500
                                            ------------     ------------
           Net Income                          $(21,282)        $(14,500)
                                            ------------     ------------
           Weighted Average
             Shares Outstanding               2,881,507        1,750,000
                                            ============     ============
           Net Loss Per Common Share
            (primary and fully dilutive)        $(0.007)         $(0.008)
                                            ============     ============

               See Accompanying Note to the Financial Statements.

                        WESTNET COMMUNICATION GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
           From Inception (October 14, 1999) through December 31, 2000

                                     Common            Common
                                     Stock             Stock          Paid-In       Accumulated       Total
                                     Shares            Amount         Capital          Deficit        Equity
                                   ----------    --------------   -------------    ------------   -------------
 Balances at October 14, 1999            -          $       -       $       -       $       -      $        -

Founder's shares issued for services
 valued at $ .001 per share          450,000               450           4,050              -            4,500

Common Stock issued for cash
 at .05 per share                  1,300,000             1,300          63,700              -           65,000

Net loss for the year ending
December 31, 1999                         -                 -               -          (14,500)        (14,500)

May 10, 2000 Common
 Stock split 2 for 1               1,750,000             1,750          (1,750)             -               -

Net loss  for the year
 ending December 31, 2000                 -                 -                -         (21,282)        (21,282)

Balances at  Year Ending
 December 31, 2000                 3,500,000            $3,500         $66,000        $(35,782)        $33,718

               See Accompanying Note to the Financial Statements.

                        WESTNET COMMUNICATION GROUP, INC.
                            STATEMENT OF CASH FLOWS

                                                     Year Ended     Year  Ended
                                                    Dec. 31, 2000  Dec. 31, 1999
                                                    ------------- -------------

Cash used in Operating Activities:

      Net  Income                                     $  (21,282)   $  (14,500)

Changes to Operating Assets and Liabilities:

      Prepaid expenses to consultant                     (30,000)           -
                                                      -----------   -----------
              Net Cash used in Operating Acitivities  $  (51,282)   $  (14,500)

Cash and Cash Equivalents from Financing Activities:

     Common stock issued for expenses                         -          4,500
     Common stock issued for cash                             -         65,000
                                                      -----------   -----------
              Net Cash and Cash Equivalents

                from Financing Acitivities                    -         69,500

                      Net Increase in Cash               (51,282)       55,000

                      Cash at Beginning of Period         55,000            -
                                                      -----------   -----------
                      Cash at End of Period           $    3,718    $   55,000
                                                      ===========   ===========

               See accompanying Note to the Financial Statements

                       WESTNET COMMUNICATION GROUP, INC.

                          Notes to Financial Statement

1.   ORGANIZATION AND ACCOUNTING POLICIES

Westnet  Communications  Group,  Inc.  (the  Company)  was  organized in Nevada.
Although the Company is exploring various business opportunities, the Company as not yet commenced operations.  The Company uses the accrual method of accounting and earnings per share are computed using the weighted  average number of shares of  common  stock  outstanding.  There  are no timing  differences  between  the financial  statement and income tax  accounting of the Company.  The Company has incurred  losses from inception and has not provided for any income tax benefits for its loss carryfoward,  which  approximates its accumulated  deficit.  In the opinion of management,  all  adjustments  necessary for a fair  presentation  of results  of  operations  have  been  made  to the  financial  statements.  These financial  statements  reflect  the  stock  transactions  of  the  Company  from inception (October 14, 1999) through December 31, 2000. Organizational costs for
Westnet   Communications   Group,  Inc.  were  amortized  and  expensed  over  a
twelve-month period.

2.   COMMON STOCK

On October 14, 1999  (Inception),  the Company's  founders were issued for their services,  450,000  shares of common  stock  valued at $.001 per share.  Also on
October 14, 1999, 300,000 shares of common stock, valued at $.05 per share, were issued to a private investor for cash bringing the total number of shares issued and outstanding to 750,000.

On December 1, 1999,  1,000,000  shares of common  stock were issued for cash at
$.05 per share,  increasing  the number of shares  issued and  outstanding  to a total amount of 1,750,000.

On May 10, 2000,  the stock was forward  split 2 for 1 increasing  the number of shares issued and outstanding to a total amount of 3,500,000.

3.   RELATED PARTY TRANSACTIONS

On December 1, 1999,  the  Company  entered  into a  consulting  agreement  with
Corporate Capital Formation, Inc. (CCF). Terms of the agreement included Westnet issuing 300,000 shares of the Company's common stock valued at $.001 (par value)
and, in addition,  Westnet paid $10,000 at the  execution of the  agreement.  In return,  CCF agreed to assist  Westnet  in  becoming a  "reporting  company"  by preparing  and  submitting  a  registration  statement  to the  U.S.  Securities
Exchange Commission. CCF also agreed to attempt to locate and enlist one or more
NASD member firms willing to market the Company's securities.

On November 9, 2000, the Company amended the original  consulting  contract with
Corporate  Capital  Formations  (CCF)  including the following  provisions:  CCF agreed to assist the Company in locating  one or more  candidate  companies  for acquisition by Westnet  Communication  Group, Inc. In addition,  CCF will assist
Westnet in evaluating these candidate  companies and in negotiating terms, which must include payment of newly issued Westnet  securities.  In exchange for CCF's consulting  services,  the  Company  agreed  to pay CCF a total of  $40,000.  An initial  $10,000  was paid upon  execution  of the  contract  and has since been expensed. The remaining $30,000 was to be paid upon CCF's successful performance and has since been advanced to CCF, as an acquisition candidate has been located and terms are being negotiated.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following directors and executive officers will serve until the next annual stockholders' meeting and until their successors are duly qualified and elected:

     =====================================================
             NAME                         OFFICE
     -----------------------------------------------------

       Ms. Elizabeth Sanders         President, Director
       Ms. Nancy Cooke               Secretary
       Ms. Kristy Warren             Treasurer, Director
     -----------------------------------------------------

Ms. Elizabeth A. Sanders is President and a Director of the Company. She has
been an active professional working in developmental psychology and special education for over 20 years. During the past 14 years she has worked as a contract psychologist for the Clark County (Nevada) School District, with specialization in early childhood. She holds a Bachelor of Science Degree in
Education, a Master of Science Degree in Special Education, School Psychologist
Certification from the National Association of School Psychologist, and various professional qualifications. For the foreseeable future, Ms.Sanders will devote as much time to the development of the business as she deems warranted and as is practical, to an estimated maximum of about 25 hours per week.

Ms. Nancy Cooke, who serves as Secretary to the Corporation, is an accomplished writer who has written twenty original plays, of which ten were first-place winners in various playwriting competitions and produced at theaters in the Salt Lake City area. Since 1996 she has concentrated her work hours on writing projects. Previously she gained extensive work history in service oriented and "people oriented" professional employment, working from 1994 to
1996 for the Utah State Office of Rehabilitation in the Supported Employment
Unit for Disabled Workers, and from 1990 to 1993 for Weber State University in
Learning Support Services assisting at-risk entry-level students during their first year at college. Ms. Cooke-Wilcox worked 19 years at the Salt Lake City
Police Department, serving in several capacities including Administrative
Secretary to the Chief of Police. She holds a Bachelor of Science Degree in
Psychology/Sociology, a Master of Fine Arts in Theatre/Playwriting, and a Ph.D.
in Theatre/Playwriting. For the foreseeable future, Ms. Cooke-Wilcox will devote as much time as she deems warranted and as is practical to the development of the business, up to an estimated maximum of about 20 hours per week.

Ms. Kristy B. Warren serves as Treasurer/CFO and a Director for the Company. Ms.
Warren retired from a supervisory position for Centel Telephone in 1997, and has served five years as a Director for Investment Management Associates, a financial consulting firm. For the foreseeable future, Ms. Warren will devote as much time as she deems warranted and as is practical to the development of the business, up to an estimated maximum of about 25 hours per week.

Transint Holdings and Consultancy, Inc. ("Transint"), is a Nassau-based investment company with correspondent offices in Las Vegas, Nevada. Dennis
Sutton is President, Director, and holder of ten percent (10%) of the outstanding shares of Transint. None of the officers, directors, or control persons of Transint has any other relationship with the Company.

Kidakus Consulting, Inc. ("Kidakus"), is a Nevada small business investment firm. Mr. Gary Grieco is President and Director, and owns twenty-five percent
(25%) of the outstanding shares of Kidadus. None of the officers, directors or control persons of Kidakus has any other relationship with the Company.

Corporate Capital Formation, Inc. ("CCF"), serves as independent consultant to the Company in matters relating to the preparation and filing of this registration statement, corporate governance and business planning, and related matters. A copy of the Consulting Agreement between the Company and CCF was previously filed as Exhibit 10 to the Company's Form 10-SB Registration
Statement filed on E.D.G.A.R. February 17, 2000.

Among other activities, CCF serves as statutory resident agent for a large number of Nevada corporations, including the Company and Kidadus. While CCF's office address is the same as the respective registered office addresses for the latter two companies, there is no commonality of control, nor any relationship between or among the three companies other than the consulting relationship.

Possible Change of Control

Subsequent to the period covered by this Annual Report, the Company entered into a Letter of Intent to acquire an operating company, MerchantPark Communications,
Inc. Terms of the transaction are subject to review and modifcation by the two companies' respective Boards of Directors. If and when the acquisition is consummated, the control of the Company will change. The Company intends to file a Form 8-K Current Report, upon completion of the acquisition, and audited proforma financial statements within a reasonable period thereafter.

Compliance with Section 16(a) Reporting Requirements

Section 16(a) of the Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than ten percent of a registered class of
Westnet's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York
Stock Exchange. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish AGE with copies of all Section 16(a)
forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Westnet believes that during the Company's last fiscal year all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

To date, no remuneration has been paid to any officer or director, except reimbursement for direct out-of-pocket expenses incurred by them on behalf of the Company. No plan currently exists to implement executive or director compensation. The Company's directors and executive officers currently devote less than ten percent of working hours to the affairs of the Company.

The issuer is not a party to any employment contracts and does not pay consulting fees to officers or directors. No cash or other advances have been or are contemplated to be made to any officer or director. The Issuer has no retirement, pension, profit sharing or stock option plans or insurance or medical payment plans covering any officer or director, nor does it contemplate initiating any such plans at present.

Subsequent to the period covered by this Annual Report, the Company entered into a Letter of Intent to acquire 100% of the equity stock of Merchant Park
Communications, Inc. Should the acquisition be approved and consummated, it is likely that some form of an executive compensation plan will be implemented.
The Company expects any such plan to be reasonable and based on industry norms for similarly-situated executive management personnel in similar companies.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following constitute all of the individuals or groups known by the company to be the  beneficial  owner of more than five (5)  percent  of any class of the issuer's securities:

                       Name and Address of   Amount and Nature of     Percent
Title of Class          Beneficial Owner     Beneficial Ownership     of Class
--------------          ----------------     --------------------     --------

Common Stock ...........Transint Holdings and   995,000 shares         28.4
                        Consultancy, Inc.
                        328 Bay Street
                        Nassau, Bahamas
                        c/o Melanie Scott
                        750 Royal Crest Cir.
                        No. 325
                        Las Vegas, NV  89109

Common Stock ...........Kidakus Consulting,      600,000 shares         17.1
                        Ltd.
                        2921 N. Tenaya Way
                        Suite 216
                        Las Vegas, NV  89128

Common Stock ...........Corporate Capital        600,000 shares         17.1
                        Formation, Inc.
                        2921 N. Tenaya Way
                        Las Vegas, NV 89128

Common Stock ...........Connie S. Ross           400,000 shares         11.4
                        2902 La Mesa Drive
                        Henderson, NV  89014

Common Stock ...........Elizabeth A. Sanders     200,000 shares          5.7
                        (Officer and Director)
                        2921 N. Tenaya Way
                        Suite 216
                        Las Vegas, NV  89128

The  following  are all of the  officers  and  directors  of the  issuer who are beneficial owners of the issuer's securities:

                       Name and Address of   Amount and Nature of     Percent
Title of Class          Beneficial Owner     Beneficial Ownership     of Class
--------------          ----------------     --------------------     --------

Common Stock ...........Elizabeth A. Sanders     200,000 shares          5.7
                        (Officer and Director)
                        2921 N. Tenaya Way
                        Suite 216
                        Las Vegas, NV  89128

Common Stock ...........Kristy B. Warren          50,000 shares          1.4
                        (Officer and Director)
                        2921 N. Tenaya Way
                        Suite 216
                        Las Vegas, NV  89128

Common Stock ...........Nancy J. Cooke            50,000 shares          1.4
                        (Officer)
                        2921 N. Tenaya Way
                        Suite 216
                        Las Vegas, NV  89128

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since  inception  there  have been no  transactions  between  the issuer and any related  party,  nor any  transactions  having a material  effect on any related party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following previously-filed exhibits are included in this filing and incorporated herein by reference to the corresponding exhibit number within the
Company's Form 10-SB filed on E.D.G.A.R. February 18, 2000.

        Exhibit 3.1         Articles of Incorporation
        Exhibit 3.2         By-laws

The company filed no reports on Form 8-K during the period covered by this annual report.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Company  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2001

WESTNET COMMUNICATION GROUP, INC.

by:

/s/ Elizabeth A. Sanders
------------------------------
President, Director

/s/ Kristy Warren
------------------------------
Treasurer/CFO, Director

/s/ Nancy Cooke
------------------------------
Secretary