Form 10QSB
period 2001-03-31
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2001-05-21
CIK 1100747

7

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended March 31, 2001 or ( ) TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-29595

                        MERCHANTPARK COMMUNICATIONS, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                              88-0441332
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

               2921 N. Tenaya Way, Suite 216, Las Vegas, NV 89128
                     (Address of principal executive office)

         Registrants telephone no., including area code (702) 947-4877

                        Westnet CommunicationSGroup, Inc.
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

   Class                              Outstanding as of  March 31, 2001
Common Stock, $0.001                               3,500,000

Transition Small Business Disclosure Format:       Yes [  ]          No [X]





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements                1

                           Consolidated Balance Sheets December 31, 2000
                              And March 31, 2001                            2

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2001 and March 31, 2000       3

                           Consolidated Statement of Stockholders Equity    4

                           Consolidated Statements of Cash Flows three months
                                Ended March 31, 2000 and 2001               5

                           Notes to Consolidated Financial Statements       6-8

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                         9-10




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                11

Item 2.                    Changes in Security                              11

Item 3.                    Defaults Upon Senior Securities                  11

Item 4.                    Submission of Matter to a Vote of                11
                               Securities Holders

Item 5.                    Other Information                                11

Item 6.                    Exhibits and Reports on Form 8-K                 12

                           Signatures                                       S-1





                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended and the audited statements of stockholders equity for the period from inception through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through March 31, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.



MERCHANTPARK COMMUNICATIONS, INC. (FORMERLY WESTNET COMMUNICATIONS GROUP, INC.) BALANCE SHEETS
                                                       (Unaudited)     (Audited)
                                                       March 31,    December 31,
                                                        2001               2000
                                      ASSETS
Current Assets:
     Cash                                                  $  3,718    $  3,718
     Total Current Assets                                     3,718       3,718

Other Assets:
     Prepaid expenses to
     consultant for acquisition                              30,000      30,000

     Total Other Assets                                      30,000      30,000

     Total Assets                                          $ 33,718    $ 33,718

                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Payables                                              $      -     $     -

    Total Current Liabilities                                     -           -

Stockholders' Equity:
Common Stock, $.001 par value;
authorized 25,000,000 shares,
issued and outstanding 3,500,000
shares on March 31, 2001
3,500,000 on December 31, 2000
(Restated in 2000 for a                                       3,500       3,500
2 for 1 stock split on May 10, 2000)

Paid-In Capital                                              66,000      66,000

Accumulated Deficit                                         (35,782)    (35,782)

Total Stockholders' Equity                                   33,718      33,718

Total Liabilities and Stockholders' Equity                 $ 33,718    $ 33,718



              See Accompanying Notes to the Financial Statements.





                        MERCHANTPARK COMMUNICATIONS, INC.
                  (FORMERLY WESTNET COMMUNICATIONS GROUP, INC.)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   Three Months    Three Months
                                      Ended          Ended
                                 March 31, 2001   March 31, 2000
Income:
     Interest income               $       -   $      420

Expenses:
     General and administrative            -           25

Total Expenses                             -           25

Net Income                         $       -   $      395

Weighted Average Shares
Common Stock Outstanding
(restated in 2000 for a 2 for
1 stock split on May 10, 2000)     3,500,000    3,500,000

Net Income Per Common Share

(basic and fully dilutive)          $      -   $    0.000



                  See Accompanying Notes to the Financial Statements.




                        MERCHANTPARK COMMUNICATIONS, INC.
                  (FORMERLY WESTNET COMMUNICATIONS GROUP, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (OCTOBER 14, 1999) THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                                             Common      Common
                                             Stock        Stock     Paid-In
                                             Shares       Amount    Capital

Balances at October 14, 1999                $   -        $   -       $    -

Founder's shares issued for services
valued at $ .001 per share                450,000          450        4,050

Common Stock issued for
cash at .05 per share                   1,300,000        1,300       63,700

Net loss for the year
ending December 31, 1999                        -            -            -

May 10, 2000 Common
Stock split 2 for 1                     1,750,000        1,750       (1,750)

Net loss for the year ending
December 31, 2000                               -            -            -


Net loss for the three months
ending March 31, 2001                           -            -            -

Balances as of March 31, 2001           3,500,000   $    3,500      $ 66,000


                                        Accumulated   Total
                                           Deficit    Equity



Balances at October 14, 1999             $    -           -

Founder's shares issued for services
valued at $ .001 per share                    -       4,500

Common Stock issued for
cash at .05 per share                         -      65,000

Net loss for the year
ending December 31, 1999                (14,500)    (14,500)

May 10, 2000 Common Stock
split 2 for 1                                 -           -

Net loss for the year
ending December 31, 2000                (21,282)    (21,282)


Net loss for the three months
ending March 31, 2001                         -           -

Balances as of March 31, 2001          $(35,782)   $ 33,718


               See Accompanying Notes to the Financial Statements.







                        MERCHANTPARK COMMUNICATIONS, INC.
                  (FORMERLY WESTNET COMMUNICATIONS GROUP, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                             Three Months    Three Months
                                                 Ended         Ended
                                            March 31, 2001  March 31, 2000
Cash used in Operating Activities:

Net  Income                                    $      -   $    395
Changes to Operating Assets and Liabilities:
Decrease in prepaid expenses                          -     (3,000)

Net Cash used in Operating Activities                 -     (2,605)

Net Decrease in Cash                                  -     (2,605)

Cash at Beginning of Period                       3,718     55,000

Cash at End of Period                          $  3,718   $ 52,395



               See Accompanying Notes to the Financial Statements.





                        MERCHANTPARK COMMUNICATIONS, INC.
                  (FORMERLY WESTNET COMMUNICATIONS GROUP, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.       ORGANIZATION AND ACCOUNTING POLICIES

     Westnet Communications Group, Inc. (the Company) was organized in Nevada. Although the Company is exploring various business opportunities, the Company has not yet commenced operations. The Company uses the accrual method of accounting and earnings per share are computed using the weighted average number of shares of common stock outstanding. There are no timing differences between the financial statements and income tax accounting of the Company. The Company has incurred losses from inception and has not provided for any income tax benefits for its loss carryfoward, which approximates its accumulated deficit. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the financial statements. These financial statements reflect the stock transactions of the Company from inception (October 14, 1999) through March 31, 2001. Organizational costs for Westnet Communications Group, Inc. were amortized and expensed over a twelve-month period.

2.       COMMON STOCK

On October 14, 1999 (Inception), the Companys founders were issued, for their services, 450,000 shares of common stock valued at $.001 per share. Also on October 14, 1999, 300,000 shares of common stock, valued at $.05 per share, were issued to a private investor for cash bringing the total number of shares issued and outstanding to 750,000.

On December 1, 1999, 1,000,000 shares of common stock were issued for cash at $.05 per share, increasing the number of shares issued and outstanding to a total amount of 1,750,000.

On May 10, 2000, the stock was forward split 2 for 1 increasing the number of shares issued and outstanding to a total amount of 3,500,000.

3.       CONSULTING CONTRACT & PENDING MERGER

On December 1, 1999, the Company entered into a consulting agreement with Corporate Capital Formation, Inc. (CCF). Terms of the agreement included Westnet issuing 300,000 shares of the Companys common stock valued at $.001 (par value) and, a payment of $10,000, which was paid at the execution of the agreement. In return, CCF agreed to assist Westnet in becoming a reporting company by preparing and submitting a registration statement to the U.S. Securities Exchange Commission. CCF also agreed to attempt to locate and enlist one or more NASD member firms willing to market the Companys securities.

On November 9, 2000, the Company amended the original consulting contract with Corporate Capital Formations (CCF) to include the following provisions: CCF agreed to assist the Company in locating one or more candidate companies for acquisition by Westnet Communication Group, Inc. In addition, CCF will assist Westnet in evaluating these candidate companies and in negotiating the terms of any future acquisitions, which must include payment of newly issued Westnet securities. In exchange for CCFs future consulting services, the Company agreed to pay CCF a total amount of $40,000 to include the initial $10,000, which has since been expensed. In accordance with the contract, the remaining $30,000 was advanced to CCF as they have successfully located an acquisition candidate and are currently negotiating terms.

On March 1, 2001, the Company entered into an acquisition agreement with MerchantPark Communications, Inc. (a Nevada corporation), which is in the business of providing e-commerce services to businesses that specialize in marketing goods or other services through the World Wide Web. As stated in the agreement, Westnet will acquire 100% of the outstanding shares of MerchantPark in exchange for 14,668,400 shares of the Companys restricted common stock. Closing of the acquisition awaits final approval of both Westnets and MerchantParks board of directors and shareholders.

On March 29, 2001, the Company held a meeting of the Board of Directors, at which time it was decided that Westnet Communications Group, Inc. would hereafter be known as MerchantPark Communications, Inc.









                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company was originally incorporated as Westnet Communications Group, Inc., in the State of Nevada on October 14, 1999 for the purpose of developing and operating a special interest worldwide web site community. Prior to the full implementation of the Companys business plan, management determined that its capital resources were inadequate to succeed in its plan. By majority shareholder resolution, the Company began to investigate possibilities for investing in an existing business enterprise or forming a business combination or alliance with a Company in a similar business.

     In February 2001, the Company entered into a letter of intent to acquire Merchantpark Communications, Inc., a Nevada corporation that was being capitalized in the e-2b and e-2e business solution business. The Board of Directors of both companies signed an Agreement and Plan of Reorganization whereby Westnet would acquire 100% of Merchantpark and its two subsidiaries in exchange for 14,244,690 shares of common stock, subject to the approval of shareholders of both companies at a Special Meeting of Shareholders held March 29, 2001 the shareholders ratified the acquisition with the stock being issued April 15, 2001 and closing set on the same date. The shareholders also authorized an Amendment to the Articles of Incorporation changing the corporate name to Merchantpark Communications, Inc.

Liquidity and Capital Resources

     As of March 31, 2001 the Company had $3,718 in current assets and equity of $33,718 with which to pay its obligations. As of March 31, 2000 the Company has $55,395 in current assets and equity of $56,082.

Results of Operations

     For the three months ending March 31, 2001 the Company had a net loss of $0 compared to a net operating gain of $395 as of March 31, 2000. The Company had revenues of $0 in the three months ended March 31, 2001 and $420 in three months ended March 31, 2000.

Subsequent Events

     The Company entered into an agreement to acquire 100% of Merchantpark Communications, Inc., for 14,244,690 shares of common stock. Closing is to occur April 15, 2001



Sale of Common Capital Stock

     The Company issued no sales of common stock in the first quarter of 2001.

     As of March 31, 2001 the Company has 3,500,000 shares of common stock issued and outstanding.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders held March 29, 2001, a majority of the shareholders approved the following:

     1- The Acquisition of 100% of Merchantpark Communications, Inc., a Nevada corporation, in exchange for 14,244,690 shares of common stock, closing in April 2001.

     2- Amended Article IV of the Articles of Incorporation changing the corporate name to: Merchantpark Communications, Inc.

     3-  Elected  three  individuals  to  serve  for  one  year or  until  their
successors  would  be  duly  qualified.   Shawn  Balaghi,  Rahien  Fazal,  Scott
Thomasson, Peter Matousek and Husein Kaba were elected.



                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       10KSB filed by reference on April 17, 2001.

                           Report on 8K
                           None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                    MERCHANTPARK COMMUNICATIONS, INC.


Dated: May 18, 2001

                                                      By: /S/ Shawn Balaghi
                                                          Shawn Balaghi
                                                           President, Director