Form 10QSB
period 2001-06-30
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2001-08-13
CIK 1100747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended June 30, 2001 or ( ) TRANSITION  REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                2921 N. Tenaya Wy, Suite 216, Las Vegas, NV 89128
                     (Address of principal executive office)

         Registrants telephone no., including area code (702) 947-4877

                       Westnet Communications Group, Inc.
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

       Class                              Outstanding as of  June 30, 2001
Common Stock, $0.001                                  18,160,400

           Transition Small Business Disclosure Format: Yes [ ] No [X]
                                        i



                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.           Consolidated Financial Statements                         1

                  Consolidated Balance Sheets  December 31, 2000
                  And June 30, 2001                                         2

                  Consolidated Statements of Operations   six months
                  Ended June 30, 2001 and three months ended June 20, 2001  3

                  Consolidated Statement of Stockholders Equity             4-5

                  Consolidated Statements of Cash Flows  six months
                  Ended June 30, 2001                                       6-7

                  Notes to Consolidated Financial Statements                8-13

Item 2.           Managements Discussion and Analysis and
                  Result of  Operations                                   14-15




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                15

Item 2.                    Changes in Security                              15

Item 3.                    Defaults Upon Senior Securities                  15

Item 4.                    Submission of Matter to a Vote of                15
                               Securities Holders

Item 5.                    Other Information                                16

Item 6.                    Exhibits and Reports on Form 8-K                 165

                           Signatures                                       S-1






                                       ii



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

     The unaudited balance sheet of the Company as of June 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and the audited statements of stockholders equity for the period from inception through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through June 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.
















                                        1






                        MERCHANTPARK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000



     The accompanying notes are an integral part of these consolidated financial statements.


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                ASSETS

                                                      June 30,      December 31,
                                                        2001           2000
                                                    (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                           $  74,042    $      99
Prepaid expenses                                       22,950          -

Total Current Assets                                   96,992           99

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)           366,683          -

TOTAL ASSETS                                        $ 463,675    $      99

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                              $           -          5,000
Loan from related party (Note 4)                       22,488          -

Total Current Liabilities                              22,488        5,000

Total Liabilities                                      22,488        5,000

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized of
$0.001 par value, 18,160,400 and 4,000,000 shares
issued and outstanding, respectively                   18,160        4,000
Additional paid-in capital                            661,929          -
Stock subscriptions receivable (Note 5)               (16,517)         -
Deficit accumulated during the development stage     (222,385)      (8,901)
 Equity (Deficit)                                     441,187       (4,901)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
(DEFICIT)                                           $ 463,675    $      99





               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                       From
                                     For the         For the        Inception on
                                   Six Months      Three Months     December 5,
                                     Ended            Ended         2000 Through
                                    June 30,         June 30,         June 30,
                                      2001             2001            2001

NET SALES                       $     85,566    $     85,566    $     85,566

EXPENSES

Depreciation and amortization         61,865          31,275          61,865
General and administrative           237,519         104,605         246,420

Total Expenses                       299,384         135,880         308,285

LOSS BEFORE OTHER INCOME            (213,818)        (50,314)       (222,719)

OTHER INCOME

Interest income                          334             228             334

Total Other Income                       334             228             334

NET LOSS                        $   (213,484) $      (50,086) $     (222,385)

BASIC LOSS PER SHARE            $      (0.01) $        (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                14,902,932      18,117,817



               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
             Consolidated Statement of Stockholders Equity (Deficit)
                                                             Additional
                                                               Paid
                                     Common Stock              Capital

                                Shares         Amount        (Deficit)

Balance, December 5, 2000
(inception)                          -  $         -   $        -

Common stock issued to
founders for cash at $0.001
per share                      4,000,000        4,000          -

Net loss for the year ended
December 31, 2000                    -            -            -

Balance, December 31, 2000     4,000,000        4,000          -


Common stock issued in
exchange for 100% of shares
of Merchantpark.com            1,500,000        1,500       (1,500)

Common stock issued
for cash at $0.01 per share    2,000,000        2,000       18,000

Common stock issued for
services at $0.01 per share      100,000          100          900

Common stock issued for
cash at $0.10 per share          285,000          285       28,215

Common stock issued for
services at $0.10 per share      500,000          500       49,500

Common stock issued in
exchange for 100% of shares
of Caged Iron Technologies     2,000,000        2,000      100,472

Common stock issued for
debt at $0.10 per share          459,000          459       45,441

Common stock issued for
assets at $0.10 per share      3,000,000        3,000      297,000

Common stock issued for
cash at $0.25 per share          304,000          304       75,696

Common stock issued for
services at $0.25 per share       30,400           30        7,570

Balance Forward               14,178,400   $   14,178   $  621,294


                                           Deficit
                                           Accumulated
                              Stock        During the
                              Subscription Development
                              Receivable   Stage


Balance, December 5, 2000
(inception)               $         -  $        -

Common stock issued to
founders for cash at $0.001
per share                           -           -

Net loss for the year ended
December 31, 2000                   -        (8,901)

Balance, December 31, 2000          -           -
(8,901

Common stock issued in
exchange for 100% of shares
of Merchantpark.com                 -           -

Common stock issued
for cash at $0.01 per share         -           -

Common stock issued for
services at $0.01 per share         -           -

Common stock issued for
cash at $0.10 per share             -           -

Common stock issued for
services at $0.10 per share         -           -

Common stock issued in
exchange for 100% of shares
of Caged Iron Technologies          -           -

Common stock issued for
debt at $0.10 per share             -           -

Common stock issued for
assets at $0.10 per share           -           -

Common stock issued for
cash at $0.25 per share         (17,500)        -

Common stock issued for
services at $0.25 per share         -           -

Balance Forward           $    (17,500) $    (8,901)





               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
      Consolidated Statement of Stockholders Equity (Deficit) (Continued)


                                                            Additional
                                                              Paid
                                      Common Stock           Capital

                                  Shares          Amount    (Deficit)

Balance Forward                 14,178,400   $   14,178   $  621,294

Stock offering costs                   -            -         (7,600)

Common stock issued for
cash at $0.50 per share             82,000           82       40,918

Common stock issued for
services at $0.50 per share         25,000           25       12,475

Stock offering costs                   -            -         (5,000)

Common stock issued for
services at $0.50 per share
(unaudited)                        375,000          375      187,125

Recapitalization (unaudited)     3,500,000        3,500      (187,283)

Cash received for payment
of stock subscription
receivable (unaudited)                 -            -            -

Services rendered for payment
of stock subscription
receivable (unaudited)                 -            -            -

Assets received for payment
of stock subscription
receivable (unaudited)                 -            -            -

Net loss for the six months
ended June 30, 2001
(unaudited)                            -            -            -

Balance, June 30, 2001
(unaudited)                     18,160,400   $   18,160   $  661,929






                                                        Deficit
                                                        Accumulted
                                Stock                   During the
                                Subscription            Development
                                Receivable              Stage


Balance Forward              $    (17,500)          $     (8,901)

Stock offering costs                 -                        -

Common stock issued for
cash at $0.50 per share          (17,134)                     -

Common stock issued for
services at $0.50 per share          -                        -

Stock offering costs                 -                        -

Common stock issued for
services at $0.50 per share
(unaudited)                          -                        -

Recapitalization (unaudited)         -                        -

Cash received for payment
of stock subscription
receivable (unaudited)             7,000                      -

Services rendered for payment
of stock subscription
receivable (unaudited)             7,117                      -

Assets received for payment
of stock subscription
receivable (unaudited)             4,000                      -

Net loss for the six months
ended June 30, 2001
(unaudited)                          -                   (213,484)

Balance, June 30, 2001
(unaudited)                   $    (16,517)          $   (222,385)




               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     From
                                               For the          Inception on
                                             Six Months           December 5,
                                                Ended           2000 Through
                                               June 30,           June 30,
                                                 2001               2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $    (213,484) $   (222,385)
Adjustments to reconcile net
oss to net cash flows used
by operating activities:
Depreciation and amortization                     61,865       61,865
Common stock issued for services                  78,217       78,217
Changes in operating assets and liabilities:
(Increase) decrease in
prepaids and other assets                         22,950       22,950
Increase (decrease) in
accounts payable                                  (5,000)         -

Net Cash Flows (Used) by
Operating Activities                             (55,452)     (59,353)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                         (22,076)     (22,076)

Net Cash Flows (Used) by
Investing Activities                             (22,076)     (22,076)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued
for cash                                         137,866      141,866
Stock offering costs                             (12,600)     (12,600)
Cash acquired in reverse
acquisition                                        3,717        3,717
Proceeds from loans from
related party                                     22,488       22,488

Net Cash Flows Provided
by Financing Activities                          151,471      155,471

NET INCREASE IN CASH                              73,943       74,042

CASH AT BEGINNING OF PERIOD                           99          -

CASH AT END OF PERIOD                          $  74,042    $  74,042


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                             From
                                            For the        Inception on
                                           Six Months       December 5,
                                             Ended         2000 Through
                                            June 30,         June 30,
                                             2001             2001

CASH PAID DURING THE YEAR FOR:

Interest                                   $   -      $           -
Income taxes                               $   -      $           -

NON-CASH TRANSACTIONS

Common stock issued for assets             $406,472   $406,472
Common stock issued for services           $ 78,217   $ 78,217
Common stock issued for prepaid expenses   $ 45,900   $ 45,900






               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

     The consolidated financial statements presented are those of Merchantpark Communications, Inc. and its wholly-owned subsidiaries (the Company).

     The Company has had limited activities since inception and is considered a development stage company because no significant revenues have been realized and planned principal operations have not fully commenced. The Company provides second-generation E-Business technologies to the small and medium enterprise markets. During the second quarter 2001, the Company starting generating revenue from its website development and hosting operations.

     Merchantpark Communications, Inc. (MPCI) was incorporated on December 5, 2000 under the laws of the State of Nevada.

     On January 3, 2001, an agreement was authorized allowing the Company to exchange 1,500,000 shares of common stock for 100% of the outstanding common stock of Merchantpark.com, Inc. (MP.com). At the time of the agreement, MP.com was a start-up corporation with no operations and no assets. The acquisition was accounted for as a purchase. This agreement made MP.com a wholly-owned subsidiary of the Company.

     On January 30, 2001, MPCI acquired substantially all of the assets of Caged Iron Technologies, Inc. (CIT) in exchange for 2,000,000 shares of the Companys common stock. The acquisition was accounted for as a purchase between entities, with a common officer. The assets of CIT are recorded at their historical cost. CIT became a wholly-owned subsidiary of the Company.

     Westnet Communications Group, Inc. (Westnet) was incorporated on October 14, 1999 to engage in or transact any and all lawful activities or business permitted under the laws of the State of Nevada. Westnet was exploring various business opportunities and had not yet commenced operations.

     On April 1, 2001, Westnet and MPCI completed an Agreement and Plan of Reorganization whereby Westnet issued 14,285,400 shares of its common stock in exchange for all of the outstanding common stock of MPCI. Immediately prior to the Agreement and Plan of Reorganization, Westnet had 3,500,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MPCI because the shareholders of MPCI controlled Westnet after the acquisition. MPCI was treated as the acquiring entity for accounting purposes and Westnet was the acquiring entity for legal purposes. Costs of approximately $187,500 associated with this transaction were expensed as incurred prior to the acquisition. The costs prior to the acquisition were paid by issuing 375,000 shares of common stock. The costs associated with this acquisition were eliminated in the recapitalization.

     On April 5, 2001, Westnet, the legal entity, changed its name to Merchantpark Communications, Inc.






               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              b.  Accounting Method

     The Companys consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              c.  Cash and Cash Equivalents

     Cash  equivalents  include  short-term,   highly  liquid  investments  with
maturities of three months or less at the time of acquisition.

              d.  Basic and Diluted Loss per Share
                             For the
                           Six Months
                              Ended
                             June 30,
                              2001

Loss (numerator)       $   (213,484)

Shares (denominator)     14,902,932

Per share amount       $      (0.01)

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents have not been included in the calculation as their effect is antidilutive for the period presented.

              e.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Property and Equipment

     Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                      Computer software                             3 to 5 years
                      Websites                                      3 to 5 years
                      Computer equipment                            3 to 5 years
                      Office furniture and equipment                3 to 5 years

     Depreciation expense for the six months ended June 30, 2001 and for the period ended December 31, 2000 was $61,865 and $-0-, respectively.

              g.  Revenue Recognition

     Revenues are recognized when website development and hosting services have been provided. No products are sold and no inventory is on hand.

              h.  Long Lived Assets

     All long lived assets are evaluated for impairment per SFAS 121 whenever events or circumstances indicate that the recoverability of the carrying amount of an asset should be assessed. Any impairment in value is recognized as an expense in the period when the impairment occurs.

              i.  Changes in Accounting Principle

     The Company has adopted the provisions of FASB Statement No. 138 accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.) Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Companys consolidated financial statements.



               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i.  Changes in accounting Principle (Continued)

     The Company has adopted the provisions of FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.) This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Companys consolidated financial statements.

     The Company has adopted the provisions of FIN 44 Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.) This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Companys consolidated financial statements.

              j.  Principles of Consolidation

     The consolidated financial statements include those of Merchantpark Communications, Inc. (MPCI) and its wholly-owned subsidiaries, Caged Iron Technologies, Inc. (CIT) and Merchantpark.Com, Inc. (MP.Com). All significant intercompany accounts and transactions have been eliminated.

              k.  Unaudited Financial Statements

     The  accompanying   unaudited  financial  statements  include  all  of  the
adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 2 -      GOING CONCERN

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the six months ended June 30, 2001 and for the period ended December 31, 2000 which has resulted in an accumulated deficit of $222,385 at June 30, 2001 and has no significant operations which raises substantial doubt about the Companys ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of the management to seek additional financing through new stock issuances and lines of credit. The Company has begun generating revenue through sales of dedicated servers and professional services that include consulting web design, system architecture and server management. The Company also plans to generate recurring monthly subscription based revenue when it launches its white label ASP platform.

NOTE 3 -      FIXED ASSETS

              Fixed assets consisted of the following:

                                   June 30,          December 31,
                                      2001             2000

Computer software                $ 200,000  $           -
Websites                            51,328              -
Computer equipment                  88,720              -
Office furniture and equipment      88,500              -
                                   428,548              -
Accumulated depreciation           (61,865)             -

                                 $ 366,683  $           -

     Total depreciation expense for the three months ended March 31, 2001 and for the period ended December 31, 2000 was $61,865 and $-0-, respectively.

NOTE 4 -      RELATED PARTY TRANSACTIONS

     Loans from shareholders are non-interest bearing and have no fixed terms of repayments. The total amount owed to shareholders at June 30, 2001 and December 31, 2000 was $22,988 and $-0-, respectively.




               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 5 -      STOCK SUBSCRIPTION RECEIVABLE

     Subscriptions for 66,068 shares at $0.25 per share have not been collected and, therefore, they are shown as a reduction of stockholders equity. Partial consideration has been received and the total receivable at June 30, 2001 and December 31, 2000 was $16,517 and $-0-, respectively.

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

     In January 2001, the Company entered into a twelve-month lease for its office space. The Company issued 459,000 shares of common stock at $0.10 per share for prepayment of the twelve months of rent. Rent expense for the six months ended June 30, 2001 and for the period ended December 31, 2000 was $22,950 and $-0-, respectively.











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

     In February 2001, the Company entered into a letter of intent to acquire Merchantpark Communications, Inc., a Nevada corporation that was being capitalized in the e-2b and e-2e business solution business. The Board of Directors of both companies signed an Agreement and Plan of Reorganization whereby Westnet would acquire 100% of Merchantpark and its two subsidiaries in exchange for 14,285,400 shares of common stock, subject to the approval of shareholders of both companies at a Special Meeting of Shareholders held March 29, 2001 the shareholders ratified the acquisition with the stock being issued April 1, 2001 and closing set on the same date. The shareholders also authorized an Amendment to the Articles of Incorporation changing the corporate name to Merchantpark Communications, Inc.

Liquidity and Capital Resources

     As of June 30, 2001 the Company had $96,992 in current assets. The current assets are compromised of $74,042 in cash and $22,950 in prepaid expenses. As of June 30, 2001 the Company has liabilities of $22,488, therefore; the Company has $96,992 in current assets and equity of $441,187 of which to pay its obligations.

Results of Operations

     For the three months ended June 30, 2001 the Company had net sales of $85,566. The Company had total expenses of $135,880 and other income of $228 for the three months ended June 30, 2001. For the three months ended June 30, 2001 the Company had a net loss of $50,086.

     For the six months ended June 30, 2001 the Company had net sales of $85,566. The Company had total expenses of $299,384and other income of $334 for the six months ended June 30, 2001. In the six months ended June 30, 2001 the Company had a net loss of $213,484.
                                       14
Sale of Common Capital Stock

     The Company issued 3,500,000 shares to acquire Westnet Communications, Inc., in accordance with an Agreement and Plan of reorganization that closed on April 1, 2001.

        (The shares had been previously outstanding in Westnet Communications, Inc. However, due to compliance with reverse merger accouting Merchantpark Communications, Inc. became the acquiror for accounting putposes while Westnet Communications, Inc. remained the acquirer for legal purposes. Therefore, for accounting purposes Marchantpark Comminucation, Inc. bacame the accouting acquirer.)

     As of June 30, 2001 the Company had 18,160,400 shares of common stock issued and outstanding.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

     The Company issued 3,500,000 shares to acquire Westnet Communications, Inc., in accordance with an Agreement and Plan of reorganization that closed on April 1, 2001.

        (The shares had been previously outstanding in Westnet Communications, Inc. However, due to compliance with reverse merger accouting Merchantpark Communications, Inc. became the acquiror for accounting putposes while Westnet Communications, Inc. remained the acquirer for legal purposes. Therefore, for accounting purposes Marchantpark Comminucation, Inc. bacame the accouting acquirer.)

     As of June 30, 2001 the Company had 18,160,400 shares of common stock issued and outstanding.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                                       15

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       10QSB filed by reference on May 15, 2001.
                           Report on 8K
                           None.
                                       16

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                            MERCHANTPARK COMMUNICATIONS, INC.


Dated: August 10, 2001

                                                  By: ____________________
                                                      Scott Thomasson
                                                      President, Director

























                                                                  S-1