Form 10QSB
period 2001-09-30
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2001-11-09
CIK 1100747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended September 30, 2001 or ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Class                           Outstanding as of  September 30, 2001
Common Stock, $0.001                                18,160,400

           Transition Small Business Disclosure Format: Yes [ ] No [X]
                                        i



                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             1

                           Consolidated Balance Sheets  September 30, 2001
                              And December 31, 2000                      2

                           Consolidated Statements of Operations   nine months
                              Ended September 30, 2001 and nine months
                             ended September 30, 2001                    3

                           Consolidated Statement of Stockholders Equity 4-5

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2001
                                and September 30, 2000                   6-7

                           Notes to Consolidated Financial Statements    8-13

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                      14-15




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             15

Item 2.                    Changes in Security                           15

Item 3.                    Defaults Upon Senior Securities               15

Item 4.                    Submission of Matter to a Vote of             15
                               Securities Holders

Item 5.                    Other Information                             16

Item 6.                    Exhibits and Reports on Form 8-K              16

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

     The unaudited balance sheet of the Company as of September 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the nine months ended September 30, 2001 and the audited statements of stockholders equity for the period from inception through December 31, 2000 and the unaudited stockholders equity for the period from January 1, 2001 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.




                                        1



                        MERCHANTPARK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2001 and December 31, 2000














               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                ASSETS

                                                 September 30,     December 31,
                                                      2001           2000
                                                   (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                           $  8,254         $     99
   Prepaid expenses                                      11,475                -

     Total Current Assets                                19,729               99

PROPERTY AND EQUIPMENT, NET                             360,955                -

TOTAL ASSETS                                           $380,684         $     99

                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                    $   7,479          5,000
   Loan from related party                                22,488              -
   Accrued interest                                        1,274              -

     Total Current Liabilities                            31,241          5,000

     Total Liabilities                                    31,241          5,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)

   Common stock: 25,000,000 shares
and 4,000,000 shares
    issued and outstanding, respectively                  18,160          4,000
   Additional paid-in capital                            661,929              -
   Stock subscriptions receivable                         (9,692)             -
   Deficit accumulated during the
development stage                                       (320,954)        (8,901)

     Total Stockholders
Equity (Deficit)                                         349,443         (4,901)

     TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY
       (DEFICIT)                                       $ 380,684      $      99





               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                           For the            For the
                                        Nine Months        Three Months
                                          Ended               Ended
                                       September 30,     September 30,
                                          2001                2001

NET SALES                             $     96,560    $     10,994

EXPENSES

   Depreciation and amortization            97,421          35,556
   General and administrative              310,360          72,841

     Total Expenses                        407,781         108,397

LOSS BEFORE OTHER INCOME                  (311,221)        (97,403)

OTHER INCOME (EXPENSE)

   Interest income                             442             108
   Interest expense                         (1,274)         (1,274)

     Total Other Income (Expense)             (832)         (1,166)

NET LOSS                              $   (312,053) $      (98,569)

BASIC LOSS PER SHARE                  $   (0.02)    $     (0.01)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     16,000,688      18,160,400




                                                                     From
                                                                  Inception on
                                                               December 5,
                                                                 2000 Through
                                                              September 30,
                                                                  2001

NET SALES                                                             $  96,560

EXPENSES

   Depreciation and amortization                                         97,421
   General and administrative                                           319,261

     Total Expenses                                                     416,682

LOSS BEFORE OTHER INCOME                                               (320,122)

OTHER INCOME (EXPENSE)

   Interest income                                                          442
   Interest expense                                                      (1,274)

     Total Other Income (Expense)                                          (832)

NET LOSS                                                              $(320,954)

BASIC LOSS PER SHARE

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING





     Comparative nine and three month periods from the prior year are not presented because the Companys inception was on December 5, 2000.

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
             Consolidated Statement of Stockholders Equity (Deficit)
                                                                    Additional
                                                                       Paid
                                     Common Stock       Capital     Subscription
                                           Shares        Amount       (Deficit)

Balance, December 5, 2000
 (inception)                                     $              $             -

Common stock issued to
 founders for cash at $0.001
 per share, December 5, 2000              4,000,000         4,000             -

Net loss for the year ended
 December 31, 2000                                -             -             -

Balance, December 31, 2000                4,000,000         4,000             -

Common stock issued in
 exchange for 100% of shares
 of Merchantpark.com,
 January 3, 2001                          1,500,000         1,500        (1,500)

Common stock issued
 for cash at $0.01 per share,
 January 10, 2001                         2,000,000         2,000        18,000

Common stock issued for
 services at $0.01 per share,
 January 10, 2001                           100,000           100           900

Common stock issued for
 cash at $0.10 per share,
 January 30, 2001                           285,000           285        28,215

Common stock issued for
 services at $0.10 per share,
 January 30, 2001                           500,000           500        49,500

Common stock issued in
 exchange for 100% of shares
 of Caged Iron Technologies,
 January 30, 2001                         2,000,000         2,000       100,472

Common stock issued for
 debt at $0.10 per share,
 January 30, 2001                           459,000           459        45,441

Common stock issued for
 assets at $0.10 per share,
 January 30, 2001                         3,000,000         3,000       297,000

Balance Forward                          13,844,000    $   13,844    $  538,028




                                                                        Deficit
                                                                    Accumulated
                                                          Stock      During the
                                                      Subscription   Development
                                                        Receivable       Stage
Balance, December 5, 2000
 (inception)                                       $             -           $-

Common stock issued to
 founders for cash at $0.001
 per share, December 5, 2000                                     -            -

Net loss for the year ended
 December 31, 2000                                               -       (8,901)

Balance, December 31, 2000                                       -       (8,901)

Common stock issued in
 exchange for 100% of shares
 of Merchantpark.com,
 January 3, 2001                                                 -            -

Common stock issued
 for cash at $0.01 per share,
 January 10, 2001                                                -            -

Common stock issued for
 services at $0.01 per share,
 January 10, 2001                                                -            -

Common stock issued for
 cash at $0.10 per share,
 January 30, 2001                                                -            -

Common stock issued for
 services at $0.10 per share,
 January 30, 2001                                                -            -

Common stock issued in
 exchange for 100% of shares
 of Caged Iron Technologies,
 January 30, 2001                                                -            -

Common stock issued for
 debt at $0.10 per share,
 January 30, 2001                                                -            -

Common stock issued for
 assets at $0.10 per share,
 January 30, 2001                                                -            -

Balance Forward                                    $             -     $ (8,901)





               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
       Consolidated Statement of Stockholders Equity (Deficit) (Continued)
                                                            Additional
                                                              Paid
                                       Common Stock          Capital
                               Shares           Amount      (Deficit)

Balance Forward                 13,844,000   $   13,844   $  538,028

Common stock issued for
 cash at $0.25 per share,
 February 15, 2001                 304,000          304       75,696

Common stock issued for
 services at $0.25 per share,
 February 15, 2001                  30,400           30        7,570

Stock offering costs                     -            -       (7,600)

Common stock issued for
 cash at $0.50 per share,
 March 23, 2001                     82,000           82       40,918

Common stock issued for
 services at $0.50 per share,
 March 23, 2001                     25,000           25       12,475

Stock offering costs                     -            -       (5,000)

Common stock issued for
 services at $0.50 per share
 (unaudited), April 1, 2001        375,000          375      187,125

Recapitalization (unaudited)     3,500,000        3,500      (187,283)

Cash received for payment
 of stock subscription
 receivable (unaudited)                  -            -            -

Services rendered for payment
 of stock subscription
 receivable (unaudited)                  -            -            -


Assets received for payment
 of stock subscription
 receivable (unaudited)                  -            -            -


Net loss for the nine months
 ended September 30, 2001
 (unaudited)                             -            -            -

Balance, September 30, 2001
 (unaudited)                    18,160,400   $   18,160   $  661,929



                                              Deficit
                                              Accumulated
                                Stock         During the
                                Subscription  Development
                                Receivable    Stage

Balance Forward           $             -    $  (8,901)

Common stock issued for
 cash at $0.25 per share,
 February 15, 2001                (17,500)           -

Common stock issued for
 services at $0.25 per share,
 February 15, 2001                      -            -

Stock offering costs                    -            -

Common stock issued for
 cash at $0.50 per share,
 March 23, 2001                   (17,134)           -

Common stock issued for
 services at $0.50 per share,
 March 23, 2001                         -            -

Stock offering costs                    -            -

Common stock issued for
 services at $0.50 per share
 (unaudited), April 1, 2001             -            -

Recapitalization (unaudited)            -            -

Cash received for payment
 of stock subscription
 receivable (unaudited)            13,845            -

Services rendered for payment
 of stock subscription
 receivable (unaudited)             7,117            -


Assets received for payment
 of stock subscription
 receivable (unaudited)             4,000            -


Net loss for the nine months
 ended September 30, 2001
 (unaudited)                            -     (312,053)

Balance, September 30, 2001
 (unaudited)                  $    (9,692) $  (320,954)




               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                     From
                                       For the       Inception on
                                      Nine Months    December 5,
                                         Ended       2000 Through
                                     September 30,   September 30,
                                       2001                2001

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                        $    (312,053) $   (320,954)
   Adjustments to reconcile net loss
to net cash flows used
    by operating activities:
     Depreciation and
amortization                              97,421       97,421
     Common stock issued
for services                              78,217       78,217
   Changes in operating
assets and liabilities:
     Decrease in prepaids
and other assets                          34,425       34,425
     Increase in accrued
interest                                   1,274        1,274
     Increase in accounts
 payable                                   2,479        7,479

       Net Cash Flows (Used)
by Operating Activities                  (98,237)    (102,138)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets              (51,904)     (51,904)

       Net Cash Flows (Used)
 by Investing Activities                 (51,904)     (51,904)

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued
for cash                                 137,866      141,866
   Stock offering costs                  (12,600)     (12,600)
   Cash acquired in
reverse acquisition                        3,717        3,717
   Proceeds from stock
subscription receivable                    6,825        6,825
   Proceeds from loans from
related party                             22,488       22,488

       Net Cash Flows Provided
by Financing Activities                  158,296      162,296

NET INCREASE IN CASH                       8,155        8,254

CASH AT BEGINNING OF PERIOD                   99            -

CASH AT END OF PERIOD                  $   8,254    $   8,254



The comparative nine month period from the prior year is not presented because the Companys inception was on December 5, 2000.


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                    From
                                  For the        Inception on
                                Nine Months        December 5,
                                   Ended          2000 Through
                               September 30,       September 30,
                                   2001                2001

CASH PAID DURING THE YEAR FOR:

   Interest                         $    -     $       -
   Income taxes                     $    -     $       -

NON-CASH TRANSACTIONS

   Common stock issued
for assets                           $406,472   $406,472
   Common stock issued
for services                         $ 78,217   $ 78,217
   Common stock issued
for prepaid expenses                 $ 45,900   $ 45,900
   Common stock issued
 for stock subscription rec$                -   $ 34,634



               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes
thereto  included  in  the  Companys   December  31,  2000  audited   financial
statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2 -      GOING CONCERN

The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the nine months ended September 30, 2001 and for the period ended December 31, 2000 which has resulted in an accumulated deficit of $320,954 at September 30, 2001 and has no significant operations which raises substantial doubt about the Companys ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of the management to seek additional financing through new stock issuances and lines of credit. The Company has begun generating revenue through sales of dedicated servers and professional services that include consulting web design, system architecture and server management. The Company also plans to generate recurring monthly subscription based revenue when it launches its white label ASP platform.

NOTE - 3      PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Companys accounting for its reported goodwill and other intangible assets.

              Statement 141:




Eliminates the pooling method for accounting for business combinations.

Requires  that  intangible   assets  that  meet  certain  criteria  be  reported
separately from goodwill.

Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

         Statement 142:

Eliminates  the  amortization  of  goodwill  and  other   intangibles  that  are
determined to have an indefinite life.

Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.



               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (Formerly Westnet Communications Group, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 3 -      PRONOUNCEMENTS ISSUED NOT YET ADOPTED (Continued)

Upon adoption of these Statements, the Company is required to:

Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

Write-off any remaining negative goodwill.

The standards generally are required to be implemented by the Company in its 2001 financial statements. The adoption of these standards will not have a material impact on the financial statements.








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

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the nine months ended September 30, 2001 and for the period ended December 31, 2000 which has resulted in an accumulated deficit of $320,954 at September 30, 2001 and has no significant operations which raises substantial doubt the Companys ability to continue as a going concern.

     It is the intent of the management to seek additional financing through new stock issuances and lines of credit. The Company has begun generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture, and server management. The Company also plans to generate recurring monthly subscription based revenue when it launches its white label ASP platform.




                                       11
Liquidity and Capital Resources

     As of September 30, 2001 the Company has $19,729 in current assets. The current assets are comprised of $8,254 in cash and $11,475 in prepaid expenses. As of September 30, 2001 the Company had $31,241 in current liabilities which is comprised of $7,479 in accounts payable, and $23,762 in related party notes including accrued interest on these notes.

Results of Operations

     For the three months ended September 30, 2001 the Company had net sales of $10,994. The Company had total operating expenses of $108,397, interest income of $108, and interest expense of $1,274 and a net loss of $(98,569).

     For the nine months ended September 30, 2001 the Company has net sales of $96,560. The Company had total operating expenses of $407,781 interest income of $442, interest expense of $(1,274) and a net loss of $(312,053).

Sale of Common Capital Stock


     As of September 30, 2001 the Company had 18,160,400 shares of common stock issued and outstanding.
                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.


                                       12



                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       8KA  filed  by reference on 8/10/2001
b.       8K filed by reference on 8/13/2001
c.       10QSB filed by reference on 8/13/2001
d.       8KA filed by reference on 8/14/2001
                           Report on 8K
                           None.









                                       13





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                    MERCHANTPARK COMMUNICATIONS, INC.


Dated: November 8, 2001

                                      By: /S/ Scott Thomasson
                                              Scott Thomasson
                                              President


                                       S-1