Form 10QSB/A
period 2000-03-31
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2002-01-24
CIK 1100747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2000
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-29595

                        WESTNET COMMUNICATION GROUP, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                     88-0441332
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

               2921 N. Tenaya Way, Suite 218, Las Vegas, NV 89128
                     (Address of principal executive office)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                 Outstanding as of  March 31, 2000
Common Stock, $0.001                              1,750,000

           Transition Small Business Disclosure Format: Yes [ ] No [X]
                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                    Page

Item 1.                    Consolidated Financial Statements                 1

                           Consolidated Balance Sheet  March 31, 2000        2

                           Consolidated Statements of Operations   three months
                              Ended March 31, 2000                           3

                           Consolidated Statement of Stockholders Equity     4

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31,2000                          5

                           Notes to Consolidated Financial Statements        6

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                          7




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                 7

Item 2.                    Changes in Security                               7

Item 3.                    Defaults Upon Senior Securities                   7

Item 4.                    Submission of Matter to a Vote of                 8
                               Securities Holders

Item 5.                    Other Information                                 8

Item 6.                    Exhibits and Reports on Form 8-K                  8

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

     The unaudited balance sheet of the Company as of March 31, 2000, the unaudited statement of operations and cash flows for the three months ended March 31, 2000 and the audited statements of stockholders equity for the period from inception through December 31, 1999 and the unaudited stockholders equity for the period from January 1, 20 00 through March 31, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.




                                                                   1




                            WESTNET COMMUNICATIONS GROUP, INC.
                                       Balance Sheet
                                                                   (Unaudited)
                                                                     March 31,
                                                                        2000
                                          Assets
Current Assets:
Cash                                                                   $ 52,395
Advances to consultant                                                    3,000
Total Current Assets                                                     55,395
Total Assets                                                           $ 55,395
Liabilities & Stockholders' Equity
Current Liabilities:
Payables                                                                    $ -
Total Current Liabilities                                                     -
Stockholders' Equity:
Common Stock, $.001 par value;
authorized 25,000,000 shares,
with 1,750,000 issued and
outstanding at March 31, 2000.                                            1,750
Paid in Capital                                                          67,750
Accumulated Deficit                                                     (14,105)
Total Stockholders' Equity                                               55,395
Total Liabilities and Stockholders' Equity                             $ 55,395



               See Accompanying Notes to the Financial Statements.
-


                     WESTNET COMMUNICATIONS GROUP, INC.
                           Statement of Income
                                                                   (Unaudited)
                                                                   Three Months
                                                                      Ended
                                                                 March 31, 2000
Interest Income:                                                      $      420
Expenses:
General and administrative                                                    25
Total Expenses                                                                25
Net Income                                                            $      395
Weighted Average Shares
Common Stock Outstanding                                               1,750,000
Net Income Per Common Share
(primary and fully dilutive)                                          $     0.00





WESTNET COMMUNICATIONS GROUP, INC.


                        Statement of Stockholders' Equity
            From Inception (October 14, 1999) through March 31, 2000





                                          Common           Common
                                           Stock           Stock        Paid-In
                                          Shares           Amount       Capital
Founders shares issued
for services,
valued at $ .01 per share                  450,000      $     450      $   4,050

Common Stock issued for
cash at .05 per share                    1,300,000          1,300         63,700

Net loss for the period
from inception,
(October 14, 1999)
through December 31, 1999                        -              -              -

Net income for the three
months ended March 31, 2000                      -              -              -

Balances at March 31, 2000               1,750,000      $   1,750      $  67,750










                                                       Accumulated     Total
                                                         Deficit      Equity
Founders shares
issued for services,
valued at $ .01 per share                                  $ -         $  4,500

Common Stock issued
for cash at .05 per share                                    -           65,000

Net loss for the period
from inception,
(October 14, 1999) through
December 31, 1999                                      (14,500)         (14,500)

Net income for the three months
ended March 31, 2000                                       395              395

Balances at March 31, 2000                            $(14,105)        $ 55,395








               See Accompanying Notes to the Financial Statements.




                           WESTNET COMMUNICATIONS GROUP, INC.
                                 Statement of Cash Flows
                                                                    (Unaudited)
                                                                    Three Months
                                                                        Ended
                                                                 March 31, 2000
Cash Flows used in Operating Activities:
Net Income                                                             $    395
Changes to Operating Assets and Liabilities:
Advance to consultant                                                    (3,000)
Net Cash Flows used in Operating Activities                              (2,605)
Net Decrease in Cash                                                     (2,605)
Cash at Beginning of Period                                              55,000
Cash at End of Period                                                  $ 52,395
See Accompanying Notes to the Financial Statements.



                       WESTNET COMMUNICATIONS GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.      ORGANIZATION AND ACCOUNTUNG POLICIES

Westnet Communications Group, Inc., (the Company) was organized on October 14, 1999 as a Nevada corporation. These financial statements reflect the transactions of the Company from Inception (October 14, 1999) through March 31, 2000. The Company is currently exploring various business opportunities, however, they have not yet commenced operations.

The Company uses the accrual accounting mehtod and earning per share is calculated by the weighted average shares of common stock outstanding, thereby conforming to generally accepted accounting pronciples.

2.      COMMON STOCK

As of March 31, 2000, 1,750,000 shares were issued and outstanding. No new shares were issued during the first quarter of 2000.








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

Liquidity and Capital Resources

     The Company had no income from operations in the period to which this report relates nor have we any ready sources of additional capital. Our officers and shareholders from time to time borne expenses on behalf of the Company. We expect that our current cash reserves will be adequate to sustain us for the next 12 months while we continue to search for a suitable acquisition or business combination with an operating company.

Results of Operations

     The Company had no business operations during the period to which this report relates.



                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

                                        7
         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.



                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

         None.












                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                    WESTNET COMMUNICATION GROUP, INC.


Dated: January 24, 2002

                                                     By: /S/ Scott Thomasson
                                                          Scott Thomasson
                                                          President




















                                                                  S-1