Form 10QSB/A
period 2000-09-30
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2002-01-25
CIK 1100747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter report ended June 30, 2000 or ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                       Outstanding as of  June30, 2000
                 Common Stock                              3,500,000

           Transition Small Business Disclosure Format: Yes [ ] No [X]
                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page
Item 1.                    Consolidated Financial Statements              1

                           Consolidated Balance Sheet June 30, 2000       2

                           Consolidated Statements of Operations
                              six months ended June 30, 2000              3

                           Consolidated Statement of Stockholder s Equity 4

                           Consolidated Statements of Cash Flows  six months
                                Ended June 30, 2000                       5

                           Notes to Consolidated Financial Statements     6

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       7




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              7

Item 2.                    Changes in Security                            7

Item 3.                    Defaults Upon Senior Securities                8

Item 4.                    Submission of Matter to a Vote of              8
                               Securities Holders

Item 5.                    Other Information                              8

Item 6.                    Exhibits and Reports on Form 8-K               8

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

     The unaudited balance sheet of the Company as of June 30, 2000, the unaudited statement of operations and cash flows for the six months ended June 30, 2000 and the audited statements of stockholders equity for the period from inception through December 31, 1999 and the unaudited stockholders equity for the period from January 1, 2000 through March 31, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.




                                                                   1
                            WESTNET COMMUNICATIONS GROUP, INC.
                                      Balance Sheet
                                                                    (Unaudited)
                                                                      June 30,
                                                                       2000
                                          Assets
Current Assets:
Cash                                                                   $ 55,944
Total Current Assets                                                     55,944
Total Assets                                                           $ 55,944
Liabilities & Stockholders' Equity
Current Liabilities:
Payables                                                                    $ -
Total Current Liabilities                                                     -
Stockholders' Equity:
Common Stock, $.001 par value;
authorized 25,000,000 shares,
with 3,500,000 issued
and outstanding at June 30, 2000.                                         3,500
Paid in Capital                                                          66,000
Accumulated Deficit                                                     (13,556)
Total Stockholders' Equity                                               55,944
Total Liabilities and Stockholders' Equity                             $ 55,944


               See Accompanying Notes to the Financial Statements.



                  WESTNET COMMUNICATIONS GROUP, INC.
                         Statement of Income
                                                      (Unaudited)   (Unaudited)
                                                       Six Months   Three Months
                                                         Ended         Ended
                                                     June 30, 2000 June 30, 2000
Interest Income:                                    $      969        $      549
Expenses:
General and administrative                                  25                 -
Total Expenses                                              25               549
Net Income                                          $      944        $      549
Weighted Average Shares
Common Stock Outstanding                             3,500,000         3,500,000
Net Income Per Common Share
(primary and fully dilutive)                        $     0.00        $     0.00



              See Accompanying Notes to the Financial Statements.




                       WESTNET COMMUNICATIONS GROUP, INC.
                        Statement of Stockholders' Equity
             From Inception (October 14, 1999) through June 30, 2000
                                           Common         Common
                                           Stock          Stock       Paid-In
                                           Shares         Amount      Capital
Founders shares
issued for services,
valued at $ .01 per
share                                     450,000      $     450      $   4,050

Common Stock issued
for cash at .05
per share                               1,300,000          1,300         63,700

Net loss for the period
from inception,
(October 14, 1999)
through December 31, 1999                       -              -              -

May 10, 2000 Common
Stock split 2 for 1                     1,750,000          1,750         (1,750)

Net income for the six
months ended June 30, 2000                      -              -              -

Balances at June 30, 2000               3,500,000      $   3,500      $  66,000








                                                     Accumulated     Total
                                                       Deficit      Equity
Founders shares
issued for services,
valued at $ .01
per share                                                 $ -          $  4,500

Common Stock issued fo
r cash at .05 per share                                     -            65,000

Net loss for the period
from inception,
(October 14, 1999)
through December 31, 1999                             (14,500)          (14,500)

May 10, 2000 Common
Stock split 2 for 1                                         -                 -

Net income for the six
months ended June 30, 2000                                944               944

Balances at June 30, 2000                            $(13,556)         $ 55,944


                            WESTNET COMMUNICATIONS GROUP, INC.
                                  Statement of Cash Flows
                                                                    (Unaudited)
                                                                     Six Months
                                                                        Ended
                                                                 June 30, 2000
Cash Flows used in Operating Activities:
Net Income                                                               $   944
Net Cash Flows used in Operating Activities                                  944
Net Increase in Cash                                                         944
Cash at Beginning of Period                                               55,000
Cash at End of Period                                                    $55,944




 See Accompanying Notes to the Financial Statements.













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

     On June 28, 2000 the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 with respect to 3,500,000 shares of its common stock held by selling shareholders (the Offering). The Company will not realize any procedures from any sales of securities under the offering.

Results of Operations

     We had no business operations during the period to which this report relates.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

     ON May 10, 2000 the Company forward split its outstanding common stock on a 2 for 1 basis from 1,750,000 to 3,500,000 common shares outstanding. As of June 30, 2000 there were 3,500,000 shares of common stock issued and outstanding.
                                                                   7

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.



                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

         None.





















                                        8

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