Form 10KSB
period 2001-12-31
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2002-03-29
CIK 1100747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-27715

                        MERCHANTPARK COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

           Nevada                                    88-0441332
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

               2921 N. Tenaya Way, Suite 216, Las Vegas, NV 89128
               (Address of principal executive offices) (Zip Code)

Issuers telephone no.:  (702) 947-4877

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed in
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [X]             No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuers revenues for its most recent fiscal year. $ 153,284.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $525,000.00 (based on price of $0.15 per share as of February 26, 2002.)

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

                      Class                Outstanding as of December 31 2001
         Common Stock, $.001 Par Value              18,160,400


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
Transitional Small Business Disclosure Format.       Yes [x]        No [  ]


                           MERCHANTPARK COMMUNICATIONS
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business                         3-7
Item 2.          Description of Property                         7
Item 3.          Legal Proceedings                               7
Item 4.          Submission of Matter to a Vote of Security Holders     7
                                                                PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                       7-9

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                   9-12

Item 7.          Financial Statements                             12

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure        12

                                                               PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act    12-15

Item 10.        Executive Compensation                                15-16

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                     16-17

Item 12.        Certain Relationships and Related Transactions      17

Item 13.        Exhibits and Reports on Form 8-K                   17-18


SIGNATURES                                                           S-1




PART I

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on managements projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend, and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Companys actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Item 1.     Description of Business

     The Company was incorporated October 14, 1999 in the State of Nevada as Westnet Communications Group, Inc., for the purpose of developing a special interest worldwide web site as a development stage company. In mid 2000, the Company realized it needed additional capital to further its business plan either from sale of equities or an industry affiliate.
     In February of 2001 the Company signed a Letter of Intent to acquire Merchantpark Communications, Inc., a Nevada corporation. Merchantpark appeared to have much larger capital availability and in the e-2b & e-2e business solution business.

     Westnet agreed to acquire Merchantpark with a Plan of Reorganization by issuing 14,244,690 shares of common stock for the trade style and assets subject to the liabilities of that company. Westnet issued 14,244,690 shares of common stock to the shareholders of Merchantpark in exchange for 14,244,690 shares of common stock Merchantpark had outstanding. The transaction was ratified by the Westnet shareholders at a meeting on March 29, 2001. The Westnet name was changed to Merchantpark Communications, Inc., at the same meeting. The stock was issued on April 15, 2001. Pursuant to the reverse merger reorganization Westnet was the legal survivor and Merchantpark was the accounting survivor. The consolidated Companies filed the appropriate Forms 8-K, 8-KAs and subsequent 10-Qs for June 30 and September 30, 2001.

     As of December 31, 2001 the Company has 18,160,400 shares of common stock outstanding.



         The Company owns two subsidiaries:

1. Merchantpark  Communications.COM,  a Delaware  corporation.  This Company was
originally   designated  to  implement   the  business   plan  of   Merchantpark
Communications. (currently inactive)

     2. Caged Iron, Inc, a Nevada corporation. This Company provides various web based services for individuals and corporations.

Product

     The Company has developed a user friendly web application software brand name Distribution 1. Distribution 1 is a web services delivery platform that offers a variety of web-based Internet applications that can be personalized to each individual client and is developed to work with any applications running on any operating system. The web based operating system that is Distribution 1 is available via any web-enabled device wired or wireless. The platform is fully managed, brandable, cost-efficient and a therefore attractive feature urgently required by service providers, who are currently struggling under severe competitive pressures. Distribution 1 has been designed with an open architecture to allow the technology the ability to easily integrate third-party applications with any API (Application Program Interface) or through direct software connection, a CRM system, and document manager are to be delivered as standard applications. Merchantpark is currently working with several key software developers to integrate unified communications, commerce, collaboration and media streaming applications as well as many other web based applications into Distribution 1. Merchantpark, in turn, manages all aspects of the platform, including branding, provisioning, billing, support and training for its partners.

     Merchantpark Communication is a web services Delivery Company, a service carrier in essence, that will deliver user-selected suite of applications to the end user though a network of service providers and associations. The Company is currently directing its efforts to co-inside with the expected rapid adoption of Internet business application by North Americans approximately 50 million SMEs. Targeting the large number of small businesses who have yet to fully utilize the
Internets   efficiencies.   Merchantpark   enables  select  service  providers,
communications providers and associations to offer Internet based business applications under their own brand to their new and existing small and medium enterprise clients.

     Distribution 1 is a proprietary platform that delivers applications and content through a series of dynamically created user-specific operating windows or administration portals. SMEs that join the portal group are immediately given a merchant administration portal (MAP), a demonstration of each available solution, and a list of recommend services according to the needs of their business. Merchantpark instantly delivers and provisions each user-requested application to the MAP and bills the customer on a monthly and usage based term.


     In visual terms, Merchantpark will act as a delivery funnel, aggregating various disparate services and applications and funneling them though its Distribution 1 application management platform and then delivering them through trusted service providers and associations to the vast collection of their existing SME clients.

     Also, through their Caged Iron subsidiary the Company offers various web based services. The Company offers web architecture, web site creation, web support for clients, bandwidth. Caged Iron also offers comprehensive packages for clients to help develop a brand on the internet. Caged Iron can take this brand creation, develop the web based architecture, the web site design and can support this platform through their professional services expertise.

Market

     It is believed by IDC research that the US alone will see close to 210 million users by 2004, with Canada and parts of Europe rapidly catching up in terms of proportionate population in Internet users. In all, according to Deliotte Consulting, it is expected that the number of Web users will surpass 320 million worldwide by 2002. Because business is often at the forefront of such change, it can be surmised that the online population of business users will grow proportionately.

     Converging with this trend are changes in the overall internet business market. The majority of SMEs use client server software such as Microsoft Officer, or Quickbooks but the more web-enabled Application Service Provider
(ASP) model has been evolving rapidly. Indeed, pioneers such as Merchantpark and Microsoft have been concentrating heavily on the ASP model (.NET) and most other software providers are moving to it as well.

     However, business does not exist in isolation and like other parts of society is increasingly going online. It has been estimated that nearly 50 percent of the US small businesses have some online capability, although for the most part, it is merely for email and mild research purposes. At the same time 80 percent of small business owners say they do use the Internet to help their companies grow. Only 21 percent of small businesses are connected on a regular basis to the Internet and only 9 percent have their own web site. A mere 5 percent conduct sales online.

     At the same tine, within the Internet and telecommunications realms in general, there has been a convergence of services by larger service providers; a tendency by service providers to add value (Telcos providing Internet access, or financial services, for example); a move from the concept of free to pay for play (payment for use of valued web services instead of free services cluttered with banner ads); a trend among SMEs to retain the use of one trusted provider for all business services; and a growing recognition that a mere web-presence is not enough for most businesses. This trend along with the continued movement of business to web based applications and services bodes very well for companies positioned to capture this movement.

Marketing

     The Company is in the process of developing a detailed tactical marketing plan. The Companys marketing plan will consist of the following marketing at tradeshows, presentation and direct email. All marketing development will take place in-house.

     The Company will take advantage of business partners and will likely co-market through existing customers of the business partner, business partner events and partner based web site advertising.

         Merchantpark Communications, Inc. has key relationships with:
o Oracle, for use of Oracle Application Server and database infrastructure.
o        Sun Microsystems, for use of Sun Enterprise servers.
o Portal, for use of Portal infranet, the highest level of billing management solutions available in the market today. Portal infranet is the billing solution of choice for both AOL and Microsoft.
o CardService, for the use of their real-time payment solutions and merchant services.
o        3com, for integration of their NBX 100 system into our call center.

Competition

     Due to the emergence of the internet from free to pay to play in the post boom climate currently existing, this is a very young sector. Therefore, in managements opinion this is a very fractured but growing field. The competition is starting to take notice of this transition the players that have seen this trend early on in the post boom era and are developing an offering to allow the SME market to transition their business to the web will capture the market and prosper in the years to come.

Research and Development

     The Company has completed beta testing of its Distribution 1 software which became fully functional in the first quarter of 2002.

Patents and Trademarks

     The  Company  has  no   trademarks  in  the  United  States  or  any  other
jurisdictions. The Company has the Internet domain names of CagedIron.COM and Merchantpark Communications.COM.

Employees

     Currently the Company has 6 full time employees and 2 part time employees in British Columbia, Canada. Management intends to hire additional consultants only as needed and as funds are available. In such cases, compensation will be consistent with prevailing wages for the services rendered. It is not anticipated that the Company will have to increase payroll expenditures until such time as revenues exceed $250,000 per month. The Company does not anticipate in the immediate future to offer any employees a bonus profit sharing or deferred compensation plan nor are there any employment contracts with any director or employee. Management intends to hire additional qualified personal as business conditions warrant. In addition to full time employees, the Company may use the services for certain outside consultants and advisors as needed on a contractual basis.

Item 2.     Description of Property

     The Company rents a 2,500 square foot project development and operation office on a month to month lease for $500.00(US) per month. The office is located at 318-1008 Homer Street, Vancouver, BC. The Company also maintains a 400 square foot office in Nevada located at 2912 N. Tenaya Way, Las Vegas, NV 89128 on a month to month basis for $200.00 (US) per month. The Company keeps some of their servers and equipment at a data center at 851 Coho Way, Suite 205, Bellingham, Washington 92226.

Item 3.     Legal Proceedings

         The Company is not subject to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.

                                                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

         As of December 31, 2001, no market information is available.

     As of December 31, 2001, the Company had issued and outstanding 18,160,400 shares of common stock outstanding and there were approximately 103 shareholders of record.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth, certain requirements for transactions in penny stock and Rule 15g-9(d) (1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act

     The Securities and Exchange Commission (the Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exception. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share), or the issuers net tangible assets; or exempted form the definition by the Commission. If the Companys shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements, on broker-dealers, who, sell penny stocks to person other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Companys Common Stock and may affect the ability of shareholders to sell their shares.

Sale of Unregistered Securities

     On January 3, 2001 the Company issued 1,500,000 shares of common stock at $.001 per share for consideration of $1,500 to 5 individuals for 100% of the shares of Merchantpark.COM. These shares were issued under Section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On January 10, 2001 the Company issued 2,000,000 shares of common stock at $.10 per share for consideration of $200,000 to 5 individuals for 100% of the shares of Merchantpark.COM. These shares were issued under Section 4(2) of the 1933 Securities Act. On the same date the Company also issued 100,000 shares at $.10 per share for consideration of $1,000 to one entity for services rendered.

     On January 30, 2001 the Company issued 285,000 shares of common stock at $.10 per share for cash and total consideration of $28,500. The Company also issued 959,000 shares of common stock at $.10 per share for debt and consideration of $95,400. On the same day the Company issued 2,000,000 shares of common stock at $.10 to acquire one hundred percent of Caged Iron Technologies. The Company also issued 3,000,000 shares of common stock at $.10 per share for assets totaling $300,000. The above shares were issued under Regulation 504 D and bear a restrictive legend.

     On February 25, 2001 the Company issued 304,000 shares of common stock at $.25 per share for consideration of $76,000. On the same day the Company issued 30,400 shares of common stock at $.25 per share for consideration of $7,600 for services rendered. The above shares were issued under Regulation 504D and bear a restrictive legend.

     On March 23, 2001 the Company issued 82,000 common shares at $.50 per share for consideration of $41,000. On the same day the company issued 25,000 shares of common stock at $.50 per share for services rendered. The above shares were issued under Regulation 504D and bear a restrictive legend.

     On April 1, 2001 the company issued 375,000 shares of common stock at $.50 for consideration of $187,500 for services rendered. These shares were issued under Section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of December 31, 2001 the company had 18,160,400 shares of common stock outstanding.

Dividends

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6.     Managements Discussion and Analysis or Plan of Operation

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

     The  companys  current  capital was  provided by the sale of common  stock.
Shareholders have loaned the Company $22,488 in the past year. To fully implement the Companys business plan management anticipates outside funding will be necessary. Management will explore debt or equity transactions. There is no assurance that the company will be able to secure future financing. However, the company has been successful in the past.

         Existing staff will be sufficient for operations through 2002

     It should be noted that the Companys auditors HJ & Associates, LLC. have expressed in their financial statements that there are substantial doubt about the Companys ability to continue as a growing concern.




Liquidity and Capital Resources

     The Companys financial statements present a severe impairment of liquidity. The Company has an approximate 1:13 current ratio. The Company has $2,335 in current assets compared to $30,315 in current liabilities. The current assets are comprised of solely cash, while the current liabilities are comprised of $5,873 accounts payable, $22,488 in loans payable and $1,954 in accrued interest.

     Therefore, the Companys auditors consider the Company to be a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues to cover its operating costs in the Internet gaming industry and has changed their operating focus to software development to allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through its business development.

Net Operating Loss

     The Company has accumulated $(425,863) of net operating losses as of December 31, 2001, which may used to reduce taxes in future years through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.

     In the event of certain changes in control of the Company, there will be an annual limitation on the amount of the net operating loss carry forwards which can be used. The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount.

Results of Operations

     For the year ended December 31, 2001 the company had a net loss of $(417,873) compared to a net loss of $(8,901) for the same period the year before. The company has net revenues of $153,284 for the year ended December 31, 2001 compared to a $0 the year before. Consulting expenses jumped to $269,975 mostly due to the company merging and becoming operational. General and administrative costs soared to $101,537 from $8,901 for the same reason. The same can be said for Depreciation and Amortization increasing to $133,420 in 2001. The company also had software development costs of $55,812 in conjunction with their Distribution 1 software platform.

Recent Accounting Pronouncements


     The Financial Accounting Standards Board has issued Statement of Financial Accounting (SFAS), No. 133, Accounting for Derivative Instruments. SFAS No. 133 provides a different method for accounting for derivative instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Companys derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No. 133 implementation did not have a material effect on the financial statements.

     The Financial  Accounting  Standards Board has also issued 44PB Opinion No.
25). APN No. 25 APB Opinion No. 25 APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation, which leads to the issuance of SFAS No. 123, Accounting for Stock Based Compensation, the Board decided not to address practice issues related to Opinion 25 because the Board had planned to supersede Opinion 25. However, Statement 123 permits entities to continue applying Opinion 25 to stock compensation involving employees. Consequently, questions remain about the application of Opinion 25 in a number of different circumstances.

     This Interpretation clarifies the application of Opinion 25 for only certain issues. It does not address any issued related to the application of the fair value method in Statement 123. The issues addressed herein were selected after receiving input from members of both the FASB Emerging Issues Task Force and the task force on stock compensation that assisted in the development of Statement 123. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN44 is effective for financial statements issued for periods ending after July 1, 2000. The implementation of FIN 44 did not have a material affect on the financial statement.
Inflation

     In the opinion of management, inflation will not have a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.





Item 7.  Financial Statements

         See the financial statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 15, 2001 the accountants from the surviving accounting entity, HJ & Associates CPAs became the consolidated companys independent auditors. An appropriate 8K was filed.

                                                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and officers of the Company are as follows:

Name                                         Age         Position
Scott Thomasson                              34          President/Director
Rahim Fazal                                  20          Secretary/Director
Shawn Balaghi                                32          Treasurer/Director
Husein Kaba                                  21          Vice President/Director
Peter Matousek                               38          Director

Scott Thomasson, President/Director
     Mr. Thomasson brings over 13 years extensive experience in business operations, ownership and management to our team. Mr. Thomasson is currently completing his MBA and has successfully completed the first three levels of the CGA program. Starting in 1988 at age 19, Mr. Thomasson founded and served as CEO of a leading Cedar manufacturing company. Mr. Thomasson successfully built annual revenues totaling over $500,000 and worked with 10 employees within 2 years.

     In 1993, Mr. Thomasson moved into the home building industry as the owner and operator of a General Contracting company. Over the next 3 years he designed and built homes realizing over 1 million in revenues annually. Mr. Thomasson got involved in the Internet industry in 1995 while running his construction company and worked to adapt new Internet technologies to the construction industry.

     Mr. Thomasson joined NetNation Communications Inc., a market leader in the web hosting industry, in January 1999. As the Sales and Business Development manager he helped the company grow from 15 to 75 people in a year and a half. Scott took on all aspects of the operation as well as building the sales team and company revenue streams. After being promoted to Director of Sales, his team quadrupled sales and revenues in less that a year. The strategic alliances and relationships that Mr. Thomasson created during this time at NetNation with companies like Cobalt networks and Miva, Entrust etc. are considered a big part of the companys early success, and many of these alliances continue to this day. The Company went public on NASDAQ in April 1999 (NASDAQ: NNCI). Mr. Thomasson contributed his valuable input to the business planning and the S1 filing, during this transition.

     Mr. Thomasson brings many years of experience in business operations to this venture. His passion, experience and relationships in the Internet industry bode well for continued success in the future.

Rahim Fazal, Secretary/Director
     Mr. Fazal as one of the pair of heavily publicized teenaged dot.com millionaires; Mr. Fazal is constantly in the publics eye and is well known in most Canadian households. In 1999, Mr. Fazal co-founded MailBC.Com, a small business community, which provided small and home-based businesses with free web solutions to take their companies online. Mr. Fazal single-handedly increased traffic upwards of 5,000,000 a month and gained membership of 25,000 clients worldwide on a $500 a month marketing budget. In June 2000, Mr. Fazal and his partner sold MailBC.Com to a California based Media Company for the sum of $1.5 million. Mr. Fazal has appeared in the front cover of The Vancouver Sun and in The Vancouver Province, Toronto Star, Ottawa Citizen, MacLeans magazine, Global Television, CTV News Network, Toronto News Headlines and Canadian Press,

     Mr. Fazal recently headlined the SOHO Small Business Conference in Vancouver, British Columbia and spoke in the topic of e-commerce in the small business market to over 3,000 people. Mr. Fazal will be speaking next in Seattle, Washington.

     Prior to establishing MailBC.Com, Mr. Fazal served as the youngest ever Support Technician Canadas largest Internet Service Provider, Canada Internet Direct. Between 1998 and 1999, Mr. Fazal was the recipient of two-multi national commendations for his expertise.

     Mr. Fazal brings is his fresh cutting edge vision, unparalleled media exposure, marketability and proven business experience in the industry. We are fortunate to add his diverse strengths to our team.

Shawn Balaghi, Treasurer/Director
     Mr. Balaghi has served for five years as the Executive Vice President of Novak Capital Corporation, an internationally focused organization specializing in assisting companies generate market awareness as well as attracting capital investment from the financial community. As a senior partner, Mr. Balaghi has developed a strong understanding of public companies, corporate finance, and corporate communications. The majority of these public companies have been in the US and as a result Mr. Balaghi has participated in all aspects of the process of taking a company public and has maintained an excellent relationship with investors, brokers, investment banks, and venture capital firms around the world. In addition to his experience assisting public companies, Mr. Balaghi has also worked at every level of the financial industry for over 7 years.

Husein Kaba, Vice President/Director
     Mr. Kaba, as a business partner of Rahim Fazal for over 5 years, Mr. Kaba has provided every project operated between the two, with his superior technical expertise and undying dedication to his work.

     Mr. Kaba began working at Look Communication in 1998, and provided his knowledge of connectivity, operating systems programming and system administration to thousands of customers a month. Handling technical assistance over both the phone, e-mail and on site, Mr. Kaba became a Senior Technical Representative in late 1999 and led the team in all areas of productivity. With a large responsibility on his shoulders, Husein trained many new employees and served as the point contact for all advanced technical support situations with many of the companys largest business partners and clients.

     In 1999, Mr. Kaba helped develop MailBC.Com, and single handedly setup, maintained and operated all network operations for the large web solutions provider. Helping to provide tens of thousands of customers with unsurpassed technical assistance and customer care, Husein allowed MailBC.Com to become synonymous with the highest quality of customer service in the free-web hosting industry.

     In 2000, MailBC.com was sold for over a million and half dollars US, and continues to be one of the leading providers of cost free business solutions on the Internet. Gaining continuous widespread media attention, Husein is regularly featured at conferences, on television, and in print, serving as role model to entrepreneurs and veterans alike.

     Husein Kaba brings is his uncanny perseverance, sound knowledge of network and system administration, technical support, customer care and media following our team.

Peter Matousek, Director
     Mr. Matousek, is an internationally seasoned consultant and entrepreneur with a European background. Mr. Matousek has worked extensively within the public sector for companies in the United States, Canada and Europe. During this time he cultivated relationships with investors, investment advisors and Venture Capital firms. With over 10 years of experience in the financial industry, Mr. Matousek has utilized his in-depth knowledge and skills in fostering repeated success in the public arena. His numerous global contacts, financial expertise and solid experience working with start-up and public companies are a huge asset to the venture.

     All directors hold office until the next annual meetings of stockholders, or until their successors have been duly qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The executive committee, of the Board of Directors, to the extent permitted under Nevada law, consists of three directors and exercises all the power and authority of the Board of Directors in the management of the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.
     None of the officers and/or directors of the Company, are officers and directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or has been the subject of any pending criminal proceedings, or the subject to any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Each of the Companys officers and directors are required to tile a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not yet been filed on a timely basis and have recently been filed.

Item 10.  Executive Compensation

Scott Thomasson,                              President/Director         $23,650
Rahim Fazal                                   Secretary/Director          15,100
Shawn Balaghi                                 Treasurer/Director          22,000
Husein Kaba                                   Vice President/Director     15,100
Peter Matousek                                Director                    16,500

     There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

     An employee stock option plan has been proposed, but it is subject to shareholder approval at the Annual Meeting in May of 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 2001 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.





Name and                  Position        Title of  Amount of    Percentage (1)
 Address                                    Class    Shares

Scott Thomasson            President/       Common    1,420,400       7.08%
228 E. 53rd Avenue         Director
Vancouver, BC V5X1H9

Rahim Fazal                Secretary/       Common   1,350,000        7.04%
4778 Laurel Wood Pl.       Director
Burnaby, BC V5G4B2

Shawn Balaghi              Treasurer/       Common   1,390,000         7.7%
565 Bernard Ave.           Director
Kelowna, BC V1Y8R4

Husein Kaba                Vice-Pres/       Common   1,350,000        7.4%
5283 Smith Ave.            Director
Burnaby, BC V5H2K5

Peter Matousek             Director           Common  1,380,000       12.9%
3933 So. 9th St.                                  (2)   959,000
Gresham, OR 97030

   Management as a Group                              7,849,000        43%
Others of record own 5% or more

Hadi Tabatabaei                                    (1)1,000,000       5.5%
P.O. Box 1159
108-4800 Kingsway St.
Burnaby, BC V5H4J2

     (1) Based on 18,160,400 shares of common stock outstanding as of December 31, 2001. (2) Peter Matousek is the President of Novak Capital, Inc. and as such can vote its 959,000 shares.

Item 12.  Certain Relationships and Related Transactions

     The Companys officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Companys minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Companys officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

     The officers, directors and control shareholders received their shares as a result of the March 29, 2001 meeting of Westnet pursuant to an Acquisition & Plan of Reorganization by and between Westnet Communication Group, Inc. and Merchantpark Communications, Inc.

     It should be noted that Peter Matousek is the President of Novak Capital, Inc., and Shawn Balaghi is the Executive Vice President of Novak Capital who provide consulting services for Merchantpark.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

     Articles of Incorporation and By-Laws of Westnet Communication Group, Inc., filed as reference to Exhibit in Form 10-SB on February 18, 2000. Articles of Incorporation and By-Laws of Merchantpark Communications, Inc., filed as reference to Exhibit in Form 8-K

     Agreement & Plan of  Reorganization,  March 29, 2001, filed as reference to
Exhibit in Form 8-K

     Notice of Meeting of Shareholders- Westnet Communication, Inc., filed as reference to Exhibit in Form 10-SB

(b)      Reports on Form 8-K & 8-KA
No reports, on Form 8K were filed during the last quarter covered by this report




                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Merchantpark Communications, Inc.



                                      By: /S/ Scott Thomasson
                                              Scott Thomasson
                                              President/Director


Dated:  ___________, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                   Date

/S/ Scott Thomasson                 President/Director         March 28, 2002



/S/ Rahin Fazal                     Secretary/Director         March 28, 2002



/S/ Husein Kaba                     Vice President/Director   March 28, 2002













                                                                  S-1


















                        MERCHANTPARK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001






                                                            C O N T E N T S


Independent Auditors Report................................................ 3

Consolidated Balance Sheet................................................ 4

Consolidated Statements of Operations and Other Comprehensive Income...... 5

Consolidated Statements of Stockholders Equity (Deficit)................... 6

Consolidated Statements of Cash Flows....................................... 8

Notes to the Consolidated Financial Statements............................. 9





                           INDEPENDENT AUDITORS REPORT

Board of Directors
Merchantpark Communications, Inc. and Subsidiaries
Vancouver, B.C.

     We have audited the accompanying consolidated balance sheet of Merchantpark Communications, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations and other comprehensive income, stockholders equity (deficit) and cash flows for the year ended December 31, 2001 and for the period from December 5, 2000 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchantpark Communications, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001 and for the period from December 5, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated a significant loss for the year ended December 31, 2001, raising substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
March 15, 2002

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS

                                                                   December 31,
                                                                 2001

CURRENT ASSETS

Cash and cash equivalents                                             $   2,335

Total Current Assets                                                      2,335

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                             282,206

TOTAL ASSETS                                                          $ 284,541



LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts payable                                                      $   5,873
Loan from related party (Note 4)                                         22,488
Accrued interest                                                          1,954

Total Current Liabilities                                                30,315

Total Liabilities                                                        30,315

STOCKHOLDERS EQUITY

Common stock: 50,000,000
shares authorized of $0.001
par value,
18,160,400 shares issued
and outstanding                                                          18,160
Additional paid-in capital                                              661,929
Accumulated deficit                                                    (426,774)
Other comprehensive income                                                  911

Total Stockholders Equity                                               254,226

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                                   $ 284,541

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income


                                                             From
                                                         December 5,
                                         For the        2000 (inception)
                                        Year Ended             through
                                        December 31,        December 31,
                                         2001                2000

GROSS SALES                        $    153,284$                -

COST OF GOODS SOLD                            -                 -

NET SALES                               153,284                 -

EXPENSES

Depreciation and
amortization                            133,420                 -
Consulting                              269,975                 -
General and
administrative                          110,438             8,901
Software development
costs (Note 5)                           55,812                 -

Total Expenses                          569,645             8,901

LOSS BEFORE OTHER INCOME               (416,361)           (8,901)

OTHER INCOME

Interest income                             442                 -
Interest expense                         (1,954)                -

Total Other Income                       (1,512)                -

NET LOSS                               (417,873)           (8,901)

OTHER COMPREHENSIVE
INCOME

Foreign currency
translation                                 911                 -

NET COMPREHENSIVE
LOSS                             $       (416,962) $        (8,901)

BASIC LOSS
PER SHARE                      $          (0.03) $            (0.00)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                          16,545,053         4,000,000


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statement of Stockholders Equity


                                                                     Additional
                                                                       Paid
                                      Common Stock                     Capital
                                     Shares          Amount           (Deficit)

Balance, December 5, 2000
   (Inception)                                 -  $            -  $           -

Common stock issued to founders
   for cash at $0.001 per share        4,000,000           4,000              -

Net loss for the period ended
   December 31, 2000                           -               -              -

Balance, December 31, 2000             4,000,000           4,000              -

Common stock issued in
   exchange for 100% of shares
   of Merchantpark.com                 1,500,000           1,500         (1,500)

Common stock issued for cash           2,671,000           2,671        162,829

Common stock issued for services        1,030,400           1,030        257,570

Common stock issued in exchange
   for 100% of shares of Caged Iron
   Technologies                        2,000,000           2,000        100,472

Common stock issued for debt             459,000             459         45,441

Common stock issued for assets         3,000,000           3,000        297,000

Stock offering costs                           -               -        (12,600)

Recapitalization                       3,500,000           3,500       (187,283)

Cash received for payment of stock
   subscription receivable                     -               -              -


Services rendered for payment of
   stock subscription receivable               -               -              -

Assets received for payment of stock
   subscription receivable                     -               -              -

Currency translation adjustment                -               -              -

Net loss for the year ended
   December 31, 2001                           -               -              -

Balance, December 31, 2001            18,160,400  $       18,160  $     661,929





                                          Stock         Other
                                      Subscription  Comprehensive  Accumulated
                                        Receivable      Income         Deficit



Balance, December 5, 2000
(Inception)                              $           -       $    -          -

Common stock issued to founders
for cash at $0.001 per share                         -            -           -

Net loss for the period ended
December 31, 2000                                    -            -      (8,901)

Balance, December 31, 2000                           -            -      (8,901)

Common stock issued in
exchange for 100% of shares
of Merchantpark.com                                  -            -           -

Common stock issued for cash                   (34,634)           -           -

Common stock issued for services                     -            -           -

Common stock issued in exchange
for 100% of shares of Caged Iron
Technologies
Common stock issued for debt                         -            -           -

Common stock issued for assets                       -            -           -

Stock offering costs                                 -            -           -

Recapitalization                                     -            -           -

Cash received for payment of stock
subscription receivable                         23,517            -           -

Services rendered for payment of
stock subscription receivable                    7,117            -           -

Assets received for payment of stock
subscription receivable                          4,000            -           -

Currency translation adjustment                      -          911           -

Net loss for the year ended
December 31, 2001                                    -            -    (417,873)

Balance, December 31, 2001               $           -    $     911    (426,774)



               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                             From
                                                          December 5,
                                          For the       2000 (inception)
                                        Year Ended         through
                                      December 31,      December 31,
                                        2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                               $    (417,873) $     (8,901)
Adjustments to reconcile
net loss to net cash
flows used by
operating activities:
Depreciation and
amortization                                  133,420            -
Common stock issued
for services                                   78,217            -
Changes in operating
assets and liabilities:
Decrease in prepaids
and other assets                               45,900            -
Increase in accrued
interest                                        1,954            -
Increase in accounts
payable                                           873        5,000

Net Cash Flows (Used)
by Operating Activities                      (157,509)      (3,901)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed
assets                                         (9,154)           -

Net Cash Flows (Used)
by Investing Activities                        (9,154)           -

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued
for cash                                      137,866        4,000
Stock offering costs                          (12,600)           -
Cash acquired in r
everse acquisition                              3,717            -
Stock subscription
receivable                                     16,517            -
Proceeds from loans
from related party                             22,488            -

Net Cash Flows Provided
by Financing Activities                       167,988        4,000

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                            911            -

NET INCREASE IN CASH                            2,236           99

CASH AT BEGINNING
OF PERIOD                                          99            -

CASH AT END OF PERIOD                       $   2,335    $      99

CASH PAID DURING
THE YEAR FOR:

Interest                                          $ -          $ -
Income taxes                       $                - $          -

NON-CASH TRANSACTIONS

Common stock issued
for assets                                  $ 402,472          $ -
Common stock issued
for services                                $  78,217          $ -
Common stock issued
for prepaid expenses                        $  45,900          $ -
Common stock issued
for stock subscription receivable           $  16$               -


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

     The consolidated financial statements presented are those of Merchantpark Communications, Inc. and its wholly-owned subsidiaries (the Company).

     The Company provides second-generation E-Business technologies to the small and medium enterprise markets. During the year ended December 31, 2001, the Company started generating revenue from its website development and hosting operations.

     Merchantpark Communications, Inc. (MCPI) was incorporated on December 5, 2000 under the laws of the State of Nevada.

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

     On April 1, 2001, Westnet and MPCI completed and Agreement and Plan of Reorganization whereby Westnet issued 14,285,400 shares of its common stock in exchange for all of the outstanding common stock of MPCI. Immediately prior to the Agreement and Plan of Reorganization, Westnet had 3,500,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MPCI because the shareholders of MPCI controlled Westnet after the acquisition. MPCI was treated as the acquiring entity for accounting and presentation purposes and Westnet was the acquiring entity for legal purposes. Costs of approximately $187,500 associated with this transaction were expensed as incurred prior to the acquisition. The costs prior to the acquisition were paid by issuing 375,000 shares of common stock. The costs associated with this acquisition were eliminated in the recapitalization.

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

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.       Basic Loss per Share
                                                                   From
                                                                December 5,
                                               For the       2000 (inception)
                                              Year Ended         through
                                            December 31,        December 31,
                                                 2001                2000
              Loss (numerator)      $          (417,873) $           (8,901)

              Shares (denominator)           16,545,053           4,000,000

              Per share amount    $             (0.03) $            (0.00)

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents have not been included in the calculation as their effect is antidilutive for the period presented.

              e.  Provision for Taxes

     At December 31, 2001, the Company had an accumulated deficit of approximately $352,500 which includes net operating loss carryforwards that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows: From December 5, For the 2000 (inception) Year Ended through December 31, December 31, 2001 2000

Income tax benefit at statutory rate                $ 130,578    $   3,382
Change in valuation allowance                        (130,578)      (3,382)

                                                $          -$           -

Deferred tax assets (liabilities) are comprised of the following:

Income tax benefit at statutory rate               $ 133,960    $   3,382
Change in valuation allowance                      (133,960)      (3,382)
                                                   $      -    $           -


     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.
                                       12

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
              g.  Property and Equipment

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

Computer software                3 to 5 years
Websites                         3 to 5 years
Computer equipment               3 to 5 years
Office furniture and equipment   3 to 5 years

     Depreciation expense for the year ended December 31, 2001 and from December
5,  2000   (inception)   through  December  31,  2000  was  $133,420  and  $-0-,
respectively.

              h.  Revenue Recognition

     The Company recognizes revenues services when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the resulting receivable is probable. Amounts invoiced and collected in advance of product delivery are recorded as deferred revenue. The Company earns its revenues from different contracts with small and medium business customers. The Company recognizes the revenue when it is earned and the contract is complete.

i.       Other Comprehensive Income

     In March  1997,  the FASB issued  SFAS No.  130,  Reporting  Comprehensive
Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

              j.  Long Lived Assets

     The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k.  Newly Issued Accounting Pronouncements

     SFAS No.s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the companys financial statements.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the Areporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

     SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

     While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Companys financial statements, when it becomes effective, will not be significant.

l.       Foreign Currency Translation

     All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rates of exchange. Exchange gains or losses are included in the consolidated statements of income (loss) and retained earnings.

              m.  Principles of Consolidation

     The consolidated financial statements include those of Merchantpark Communications, Inc. (MPCI) and its wholly-owned subsidiaries, Caged Iron Technologies, Inc. (CIT), Merchantpark.Com, Inc. (MP.Com), and Merchantpark Communications (MPC). All significant intercompany accounts and transactions have been eliminated.


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 -      GOING CONCERN

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the years ended December 31, 2001 and 2000 which has resulted in an accumulated deficit of approximately $426,000 at December 31, 2001 which raises substantial doubt about the Companys ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of the management to seek additional financing through new stock issuances and lines of credit. The Company plans to continue generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture and server management. The Company also plans to generate recurring monthly subscription based revenue when it launches its white label ASP platform.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and Equipment consisted of the following:

                                 December 31,
                                   2001

Computer software                $ 200,000
Websites                            36,250
Computer equipment                  90,876
Office furniture and equipment      88,500
                                   415,626
Accumulated depreciation          (133,420)
                                 $ 282,206

NOTE 4 -      NOTES PAYABLE - RELATED PARTY

     Loans from shareholders are non-interest bearing and have no fixed terms of repayments. The total amount owed to shareholders at December 31, 2001 and 2000 was $22,488 and $-0-, respectively.

NOTE 5 -      SOFTWARE DEVELOPMENT COSTS

     The Company is in the process of developing software to be sold, leased, or otherwise marketed. According to FAS 86, the development stage of the software must be technologically feasible in order to meet the capitalization criteria. The technologically feasibility of a computer software product is established when the Company has completed all the planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

     It was determined that the development stage of the software was not technologically feasible at the year ended December 31, 2001. Therefore, the costs associated with the developing of the software were expensed.

     Software development costs for the year ended December 31, 2001 and the period ended December 31, 2000 were $55,812 and $-0-, respectively.