Form 10QSB
period 2002-03-30
MERCHANTPARK COMMUNICATIONS INC /NV/
filed 2002-05-16
CIK 1100747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter report ended March 31, 2002 or ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                    Outstanding as of March 31, 2002
        Common Stock, $0.001                         18,767,876

           Transition Small Business Disclosure Format: Yes [ ] No [X]
                                        i






                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements              1

                           Consolidated Balance Sheets March 31, 2002
                              And December 31, 2001                       2

                           Consolidated Statements of Operations three months
                              Ended March 31, 2002 and March 31, 2001     3

                           Consolidated Statement of Stockholders Equity  4

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2002 and 2001             5

                           Notes to Consolidated Financial Statements     6-8

Item 2.                    Managements Discussion and Analysis and
                              Result of Operations                        9-10




                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             10

Item 2.                    Changes in Security                           10

Item 3.                    Defaults Upon Senior Securities               10

Item 4.                    Submission of Matter to a Vote of             10
                               Securities Holders

Item 5.                    Other Information                             10

Item 6.                    Exhibits and Reports on Form 8-K              11

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

     The unaudited balance sheet of the Company as of March 31, 2002, and the balance sheet of the Company as of December 31, 2001 which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2002, and the statement of stockholders equity from inception through March 31, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.




                                                         1














                        MERCHANTPARK COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001


               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                     ASSETS

                                                 March 31,         December 31,
                                                 2002                2001
                                               (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                             $     837       $   2,335
Accounts receivable                                         200               -

Total Current Assets                                      1,037           2,335

PROPERTY AND EQUIPMENT, NET                             250,521         282,206

TOTAL ASSETS                                          $ 251,558       $ 284,541


LIABILITIES AND STOCKHOLDERs EQUITY

CURRENT LIABILITIES

Accounts payable                                      $   5,684       $   5,873
Loan from related party                                   6,500          22,488
Accrued interest                                             49           1,954

Total Current Liabilities                                12,233          30,315

Total Liabilities                                        12,233          30,315

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS EQUITY

Common stock: 50,000,000
shares authorized of
$0.0001 par value,
18,767,876 and 18,160,400 shares
issued and outstanding,
respectively                                             18,768          18,160
Additional paid-in capital                              838,297         661,929
Accumulated deficit                                    (619,004)       (426,774)
Other comprehensive income                                1,264             911

Total Stockholders Equity                               239,325         254,226

TOTAL LIABILITIES
AND STOCKHOLDERS
EQUITY                                                $ 251,558       $ 284,541


The accompanying notes are an integral part of these consolidated financial statements.

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income




                                        For the Three Months Ended
                                              March 31,
                                        2002                2001
                                      (Unaudited)

GROSS SALES                          $     29,8$                -

COST OF GOODS SOLD                              -               -

NET SALES                                  29,829               -

EXPENSES

Depreciation and amortization              31,685          30,590
Consulting                                176,985               -
General and administrative                 12,682         132,914

Total Expenses                            221,352         163,504

LOSS BEFORE OTHER INCOME                 (191,523)       (163,504)

OTHER INCOME

Interest income                                 -             106
Interest expense                             (707)              -

Total Other Income                           (707)            106

NET LOSS                                 (192,230)       (163,398)

OTHER COMPREHENSIVE INCOME

Foreign currency translation                  353               -

NET COMPREHENSIVE LOSS             $     (191,877) $      (163,398)

BASIC LOSS PER SHARE              $        (0.01) $             0.00

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                            18,567,150      11,652,328

     The accompanying notes are an integral part of these consolidated financial statements.

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders Equity


                                                                   Additional
                                                                      Paid
                                              Common Stock           Capital
                                        Shares         Amount        (Deficit)

Balance, December
5, 2000 (Inception)                                 -$           -$           -

Common stock issued to founders
for cash at $0.001
per share                                   4,000,000        4,000            -

Net loss for the period ended
December 31, 2000                                   -            -            -

Balance, December
31, 2000                                    4,000,000        4,000            -

Common stock issued in exchange
for 100% of shares of
Merchantpark.com                            1,500,000        1,500       (1,500)

Common stock issued
for cash                                    2,671,000        2,671      162,829

Common stock issued
for services                                1,030,400        1,030      257,570

Common stock issued in exchange
for 100% of shares of
Caged Iron
Technologies                                2,000,000        2,000      100,472

Common stock issued
for debt                                      459,000          459       45,441

Common stock issued
for assets                                  3,000,000        3,000      297,000

Stock offering costs                                -            -      (12,600)

Recapitalization                            3,500,000        3,500     (187,283)

Cash received for payment of stock
subscription
receivable                                          -            -            -

Services rendered for payment of
stock subscription
receivable                                          -            -            -

Assets received for payment of
stock subscription
receivable                                          -            -            -

Currency translation
adjustment                                          -            -            -

Net loss for the year ended
December 31, 2001                                   -            -            -

Balance, December
31, 2001                                   18,160,400   $   18,160   $  661,929




                                           Stock          Other
                                      Subscription   Comprehensive  Accumulated
                                      Receivable       Income          Deficit


Balance, December 5,
2000 (Inception)                        $          - $           -$           -

Common stock issued to founders
for cash at $0.001
per share                                          -             -            -

Net loss for the period ended
December
31, 2000                                           -             -       (8,901)

Balance, December 31, 2000                         -             -       (8,901)

Common stock issued in exchange
for 100% of shares of
Merchantpark.com                                   -             -            -

Common stock issued
for cash                                     (34,634)            -            -

Common stock issued
for services                                       -             -            -

Common stock issued in exchange
for 100% of shares of
Caged Iron Technologies                            -             -            -

Common stock issued
for debt                                           -             -            -

Common stock issued
for assets                                         -             -            -

Stock offering costs                               -             -            -

Recapitalization                                   -             -            -

Cash received for payment of stock
subscription
receivable                                    23,517             -            -

Services rendered for payment of
stock subscription
receivable                                     7,117             -            -

Assets received for payment of
stock subscription
receivable                                     4,000             -            -

Currency translation adjustment                    -           911            -

Net loss for the year ended
December 31, 2001                                  -             -     (417,873)

Balance, December
31, 2001                                $          -     $     911    $(426,774)



The accompanying notes are an integral part of these consolidated financial statements.

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders Equity (Continued)


                                                                     Additional
                                                                        Paid
                                                  Common Stock         Capital
                                              Shares         Amount   (Deficit)

Balance, December
31, 2001                                    18,160,400   $   18,160   $  661,929

Common stock issued for services
(unaudited)                                    562,500          563      151,313

Common stock issued for debt
(unaudited)                                     44,976           45       22,443

Accrued interest contributed by
Shareholder
(unaudited)                                          -            -        2,612

Currency translation adjustment
(unaudited)                                          -            -            -

Net loss for the three months ended
March 31, 2002
(unaudited)                                          -            -            -

Balance, March
31, 2002 (unaudited)                        18,767,876   $   18,768   $  838,297






                                             Stock          Other
                                         Subscription  Comprehensive Accumulated
                                         Receivable       Income         Deficit

Balance, December 31, 2001                 $          -   $     911   $(426,774)

Common stock issued for services
(unaudited)                                           -           -           -

Common stock issued for debt
(unaudited)                                           -           -           -

Accrued interest contributed by
Shareholder (unaudited)                               -           -           -

Currency translation adjustment
(unaudited)                                           -         353           -

Net loss for the three months ended
March 31, 2002
(unaudited)                                           -           -    (192,230)

Balance, March 31,
2002 (unaudited)                           $          -   $   1,264   $(619,004)



The accompanying notes are an integral part of these consolidated financial statements.



               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                           For the Three Months Ended
                                                   March 31,
                                           2002                2001
                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                               $    (192,230) $   (163,398)
Adjustments to reconcile
net loss to net cash flows
used by operating activities:
Depreciation and amortization                  31,685       30,590
Common stock issued for services              151,876       71,100
Foreign Currency Translation
Adjustment                                        353            -
Changes in operating assets
and liabilities:
Decrease (Increase) in
prepaids and other assets                        (200)      11,475
Increase in accrued
interest                                          707            -
Increase in accounts
payable                                          (189)      (5,000)

Net Cash Flows provided
(Used) by Operating Activities                 (7,998)      55,233

CASH FLOWS FROM INVESTING
ACTIVITIES                                          -            -

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued
for cash                                            -      165,500
Stock offering costs                                -      (12,600)
Stock subscription
receivable                                          -      (34,634)
Proceeds from loans from related party          6,500       14,988

Net Cash Flows Provided
by Financing Activities                         6,500      133,254

NET INCREASE (DECREASE)
IN CASH                                        (1,498)      78,021

CASH AT BEGINNING OF PERIOD                     2,335           99

CASH AT END OF PERIOD                       $     837    $  78,120



The accompanying notes are an integral part of these consolidated financial statements.

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                           For the Three Months Ended
                                                   March 31,
                                              2002                2001

CASH PAID DURING THE YEAR:

   Interest                          $                -  $                -
   Income taxes                      $                -  $                -

NON-CASH TRANSACTIONS

   Common stock issued
for debt                             $           22,488  $                -
   Common stock issued
 for assets                          $                -  $          402,472
   Common stock issued
for services                         $          151,876  $           71,100
   Common stock issued
for prepaid expenses                 $                -  $           45,900
   Capital contributed
from interest on shareholder loan    $            2,612   $                -





The accompanying notes are an integral part of these consolidated financial statements.

               MERCHANTPARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2002 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2001 audited financial statements. The results of operations for periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN
     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the periods ended March 31, 2002 and 2001 which has resulted in an accumulated deficit of approximately $619,000 at March 31, 2002 which raises substantial doubt about the Companys ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is managements intent to seek additional financing through new stock issuances and lines of credit. The Company plans to continue generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture and server management.


NOTE 3 -      MATERIAL EVENTS

     During the period ended March 31, 2002, the Company issued 562,500 shares of common stock at an average price of $0.27 per share to the Directors of the Company for services performed during the first quarter. The Company also issued 44,976 shares of common stock at $0.50 per share to a shareholder for repayment of a related-party note.







                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $ 619,004 since inception through March 31, 2002.

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company is involved in a best efforts financing to raise additional capital to cover its operating costs.
     It should be noted that the Companys auditor H.J. & Associates in Note 2 of the financial statements references the issue of the Company being considered a going concern.


Liquidity and Capital Resources

     As of March 31, 2002 the Company had $1,037 in current assets compared to $2,335 as of December 31, 2001. The current assets are comprised of $837 in cash and $200 in accounts receivable. As of March 31, 2002 the Company had $12,233 in current liabilities compared to $30,315 as of Dece,ber 31, 2001. The current liabilities are comprised of $5,684 in accounts payable and $ 6,549 which is due to a related party. Management recognizes that there is a severe impairment to liquidity and therefore is involved in a best efforts financing. The Company currently has a .08 to 1 current ratio.

Results of Operations

     For the three months ending March 31, 2002 the Company had a net loss of $192,230 compared to a net operating loss of $163,398 as of March 31, 2001. The Company had revenues of $29,829 in the three months ended March 31, 2002 compared to revenues of $0 in three months ended March 31, 2000. For the three months ended March 31, 2002 consulting expenses increased $176,985, this can largely be attributed to the Company further developing their software platform. General and Administrative costs decreased $120,232 for the first 3 months of 2002 compared to the first three months the year before. A major portion of this decrease can be attributed to the Company downsizing to address their liquidity and capital resources deficit.



Net Operating Loss

     The Company has accumulated approximately $616,004 in net operating losses carryforwards as of March 31, 2002, which maybe offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.


Sale of Common Stock

         There were no sales of common stock in the quarter.

Risk Factors and Cautionary Statements

     Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that the actual results may differ substantially from such forward looking statements. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS
         None.

                          ITEM 2. CHANGES IN SECURITIES
     On January 25, 2002 the Company issued 112,500 shares of common stock to each of its five directors for services rendered. A total of 562,500 shares were issued at $.27 per share for total consideration of $151,876.

     On March 30, 2002 the Company issued 44,976 shares of common stock to a related party for the cancellation of debt. The shares were issued at $.50 per share for total consideration of $22,488

     All of the above issued shares were issued under section 4 (2) of the 1933 securities act and bear a restrictive legend.

     AS of March 31, 2002 the Company has 18,767,876 shares of common stock issued and outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES
         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS
         None.

                            ITEM 5. OTHER INFORMATION
         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


a.       10SB12GA filed by reference on January 1, 2002
b.       10SB12GA filed by reference on January 24, 2002
c.       10QSBA filed by reference on January 24, 20023
d.       10QSBA filed by reference on January 25, 2002
e.       10kSB filed by reference on March 29, 2002.
                           Report on 8K
                           None.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                    MERCHANTPARK COMMUNICATIONS, INC.


Dated: May 15, 2002

                                                     By: /S/ Scott Thomasson
                                                         Scott Thomasson
                                                         President, Director

























                                                        S-1