Form 10KSB
period 2002-12-31
AMERICAN STELLAR ENERGY CORP
filed 2004-12-16
CIK 1100747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number: 000-29595

                MERCHANTPARK COMMUNICATIONS, INC.
          (Name of small business issuer in its charter)

           Nevada                                    88-0441332
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

              2162 Acorn Court, Wheaton Ill.   60187
       (Address of principal executive offices) (Zip Code)

              Issuers telephone no.:  (630) 462-2079

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

   Yes  [ ]             No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the issuers revenues for its most recent fiscal year. $ 14,925.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days.

$962,095.00 (based on price of $0.05 per share as of December 31, 2002.)

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

             Class                     Outstanding as of December 31 2002
Common Stock, $.001 Par Value                       32,341,876


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format.       Yes [ ]  No [X ]

                   MERCHANTPARK COMMUNICATIONS
                        TABLE OF CONTENTS

                                   PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matter to a Vote of Security Holders

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Managements Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control persons. Compliance with Section 16(a)of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K


SIGNATURES

                              PART I

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on managements projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend, and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently
subject  to   significant   business,   economic  and   competitive
uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

     Westnet agreed to acquire Merchantpark with a Plan of Reorganization by issuing 14,244,690 shares of common stock for the trade style and assets subject to the liabilities of that company. Westnet issued 14,285,400 shares of common stock to the shareholders of Merchantpark in exchange for 14,285,400 shares of common stock Merchantpark had outstanding. The transaction was ratified by the Westnet shareholders at a meeting on March 29, 2001. The Westnet name was changed to Merchantpark Communications, Inc., at the same meeting. The stock was issued on April 15, 2001. Pursuant to the reverse merger reorganization Westnet was the legal survivor and Merchantpark was the accounting survivor. The consolidated Companies filed the appropriate Forms 8-K, 8-KAs and subsequent 10-Qs for June 30 and September 30, 2001.

     Business

     The company was engaged in the development of proprietary software for subsequent licensing to small business end users. In 2002 the company discontinued the development of the software and in 2003 entered into agreements to pursue the identifying and subsequent development of oil and gas properties. In 2004 , development commenced on one property.


Item 2.  Description of Property(s)

     (a) The Company operates from premises shared and supplied by the company President at no cost to the Company. The premises are adequate to represent the interests of the Company until such time as additional space is required.

     (b) In January 2004, the company entered into a development and operating agreement providing it with an option to acquire a 50% working interest in a 1000 acre property located in Corsicana Texas. The option was acquired through Armen Energy LLC a privately held company in which Mr. Francis R. Biscan Jr. President of the company in 2003, holds a minority interest. The area is reported to be in a good position to oil rich production areas of shallow oil sands which is reported to have produced several million barrels of oil since the 1950's. Using modern completion and stimulation technologies exploratory wells will be drilled to review three target zones 2 classified as exploratory and 1 developmental. In June 2004 drilling commenced on the property..


Item 3.  Legal Proceedings

         The Company is not subject to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         During the fiscal year covered by this report, no matters were submitted to a vote of security holders.


                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     As of December 31, 2002, the company was in classified as being in arrears on filing matters and was suspended from trading on the OTC:BB until such time as filings were brought up to date. During this period the company applied for sponsorship on the NQB: Pink Sheets and now trades on this market. As of December 31, 2002, the Company had issued and outstanding 37,296,900 shares of common stock outstanding and there were approximately 97 shareholders of record.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state The Company Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth, certain requirements for transactions in penny stock and Rule 15g-9(d) (1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act

     The Securities and Exchange Commission (the Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exception. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share), or the issuers net tangible assets; or exempted form the definition by the Commission. As Company shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements, on broker-dealers, who, sell penny stocks to person other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.


Sale of Unregistered Securities

     In 2002 the company issued shares as follows.

        Common stock issued for cash                  6,000,000

        Common stock issued for services              2,336,500

        Common stock issued for debt                  5,844,976


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

PLAN OF OPERATION

     In 2002 the company ceased operations to continue development of propriety technology and the associated business plan to license this software and technology to small business end users . Further, web development and associated services were discontinued with the layoff off all staff. In 2003, the company will seek to dispose of remaining assets and will restructure the company to look for new business opportunities in the energy sector. The Company has in the past raised capital from the sale of its securities to finance acquisitions and operations and while it is uncertain as to the nature of financing which will be required and the size of the financing until the need occurs, it is expected that the additional capital will be raised by selling equity securities. Should the Company decide to raise additional capital from the sale of securities the percentage ownership of the Company's existing shareholders could be substantially diluted.

RESULTS OF OPERATIONS.

     For the year ending December 31, 2002 the company generated revenues of $14,925 from website development and hosting operations. Income generated from these operations in 2001 were $153,284. Services to clients were terminated in the first quarter of 2002 and all contract staff were laid off.

     Administrative general and consulting services expense decreased for the year ending December 31, 2002 to $254,148 from the year ending December 31, 2001 of $380,413 due to reduced costs as a result of the company restructure.

     Depreciation and amortization showed similar reductions from 2001 year end of $189,232 including a write down of software development costs of $55,812 to $63,370.

     For the year ending December 31,2002 the company incurred a loss on valuation of assets of $218,836 resulting from all technology related asset cost being written down due to discontinuance of those operations. In addition, a loss was recorded of $147,400 with the extinguishment of company debt settled by issuance of shares. These results created a net loss to the Company of $677,591 as opposed to an operating loss of $417,873 for the year ending December 31, 2001.

     The Company had a cash flow deficiency of $205,513 in the year ending December 31, 2002 as compared to a cash flow deficiency of $ $198,781 for the year ending December 31, 2001. The cash flow financing was provided to the company from loans raised from related parties, which in 2002 a portion in the amount of $130,488 was repaid by debt settlements..

CAPITAL STOCK.

     The weighted average number of common shares outstanding during the year ended December 31, 2002 was 24,166,468 compared to 16,545,053 for the year ended December 31, 2001.

     The Company issued 6,000,000 common shares for cash subscriptions in 2002, 2,336,500 for services rendered and issued 5,844,976 common shares to settle company debts and obligations. Issued common shares outstanding as of December 31, 2002 increased to 32,341,876.

ASSET DISPOSITION

     All software related activities being discontinued in 2002 and the resulting disposition based on a valuation of these assets resulted in a write down of $218,836 . As at December 31, 2002 the company had total assets comprising of cash of $2,441.

RELATED PARTY TRANSACTIONS

     The Company carries an account payable of $68,619 which was due to related parties providing payment for or services for on behalf of the company. These advances were non interest bearing and carried no fixed terms of repayment. The advances were settled in 2003 by the issuance of Company common shares. Loan to related parties for the year ending December 31, 2001 was $22,488.

INVESTOR RELATIONS.

     Investor relations for Merchantpark was provided by a company in which the principals are officers and Directors of the Company . In the 3rd quarter of 2002 these services were taken over by the new Company President on his appointment.


LIQUIDITY AND SOLVENCY

     The Company had working capital deficiency of $205,513 as at December 31, 2002 compared to a working capital deficiency of $198,781 for the period ending December 31, 2001. The Company has raised funds for operations through the issuance of its common stock. It is expected that the Company will be able to continue to finance the ongoing operations in a similar manner.


MANAGEMENT REPORT TO SHAREHOLDERS.

     The accompanying financial statements and all information in the annual report are the responsibility of the Management and the Board of Directors of the Corporation. The financial statements have been prepared in accordance with United States generally accepted accounting principals using appropriate accounting policies and methods as selected by Management giving consideration to the Corporation's circumstances. Financial information elsewhere in the annual report has been reviewed to ensure consistency with the financial statements.

     While Management in 2003 are committed to maintain adequate internal accounting and administrative controls designed to provide reasonable assurance that the financial information is relevant, reliable and accurate and that assets are appropriately accounted for and adequately safeguarded, an expansion of company manpower resources will not be likely. This situation will not be expanded on until the company has completed a reorganization meaning that the present officers and directors will work closely with each other until that time.

     External auditors appointed by the shareholders have conducted an examination of the accounting records and the financial statements in accordance with generally accepted auditing standards for the United States and provide an independent professional opinion. The auditors have full and complete access to Management and the Board of Directors.

     It should be noted that the Company's auditors HJ & Associates, LLC. Have expressed in their financial statements that there are substantial doubt about the Company's ability to continue as a growing concern.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting (SFAS), No. 133, Accounting for Derivative Instruments. SFAS No. 133 provides a different method for accounting for derivative instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Company's derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No. 133 implementation did not have a material effect on the financial statements.

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


Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

     See the financial statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No disagreements with the Company accountants are evident regarding accounting and financial disclosure.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and officers of the Company are as follows:

Name                        Age         Position
-----                      -----        ---------
Peter Matousek              39          President/Director

Alexander Anderson          55          Secretary/Director


     Peter Matousek, President and Director. Mr. Matousek, is an internationally seasoned consultant and entrepreneur with a European background. Mr. Matousek has worked extensively within the public sector for companies in the United States, Canada and Europe. During this time he cultivated relationships with investors, investment advisors and Venture Capital firms. With over 10 years of experience in the financial industry, Mr. Matousek has utilized his in-depth knowledge and skills in fostering repeated success in the public arena. His numerous global contacts, financial expertise and solid experience working with start-up and public companies are a huge asset to the venture.

     Alexander Anderson is a former banker with over 32 years of experience in all aspects of the industry. In 1994 Mr. Anderson commenced to offer consulting and administrative services to private and public company's and has held numerous directorship positions and officer positions since that time. In 2001 Mr. Anderson assisted with some financial reporting for the Company and in 2002 when current management was appointed Mr. Anderson was elected to the position of Secretary.

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

      No Company officer, nor any of the affiliates or promoters of the Company has filed any bankruptcy petition, been convicted in or has been the subject of any pending criminal proceedings, or the subject to any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.



Item 10.  Executive Compensation

     Peter Matousek                 President/Director         $60,000
     Alexander Anderson             Secretary/Director         $30,000

     There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 2002 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and                             Title of    Amount of     Percentage
Address              Position        Class       Shares        (1)
------------------   --------------  ----------  ------------  ------------
Peter Matousek       President        Common     2,077,000(2)     6.42%
3933 So. 9th St.
Gresham, OR 97030

Alexander Anderson   Secretary        Common        604,000       1.86%
718-333 Brooksbank
Avenue, Suite 173
North Vancouver BC
Canada

Management as a Group                                             8.28%


Others of record own 5% or more
-------------------------------

Sumash Enterprises Ltd.               Common      2,800,000       8.65%
920-800 West Pender Street
Vancouver BC
Canada

(1) Based on 32,341,876 shares of common stock outstanding as of December 31, 2002.

(2) Peter Matousek is the President of Novak Capital, Inc. and as such can vote its 632,000 shares.

Item 12.  Certain Relationships and Related Transactions

     The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the
Company,   such opportunities  must be promptly  disclosed  to the Board of
Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

    It should be noted that Peter Matousek is the President of Novak Capital, Inc., who previously provided consulting services for Merchantpark.


Item 13. Exhibits and Reports on Form 8-K

(a)    Exhibits

       No.          Description
       --------------------------------------------------
       10.1         CIT Agreement - dated October 1, 2002
       31.1         Section 302 Certification - CEO
       31.2         Section 302 Certification - CFO
       32.1         Section 906 Certification - CEO
       32.2         Section 906 Certification - CFO

(b)    Reports on Form 8-K & 8-KA

       No reports, on Form 8K were filed during the last quarter covered by this report

                                   SIGNATURES

  In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Merchantpark Communications, Inc.



                                      By: /S/ Francis R. Biscan Jr.
                                              Francis R. Biscan Jr.
                                              President/CEO/Director


Dated:  August 16, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                   Date

/S/ Francis R. Biscan Jr.          President/CEO/Director     August 16,2004.

/S/ Alexander Anderson             Secretary/CFO/Director     August 16, 2004.

                  AMERICAN STELLAR ENERGY, INC.
                         AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

                         C O N T E N T S


Independent Auditors' Report..............................................3

Consolidated Balance Sheet................................................4

Consolidated Statements of Operations and Other Comprehensive Income......5

Consolidated Statements of Stockholders' Equity (Deficit).................6

Consolidated Statements of Cash Flows.....................................8

Notes to the Consolidated Financial Statements............................9

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
American Stellar Energy, Inc. and Subsidiaries
(Formerly Merchantpark Communications, Inc.)
(A Development Stage Company)
Vancouver, B.C.

We have audited the accompanying consolidated balance sheet of American Stellar Energy, Inc. and Subsidiaries (Formerly Merchantpark Communications, Inc.) (A Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations and other comprehensive income, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on December 5, 2000 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Stellar Energy, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on December 5, 2000 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company generated significant losses for the years ended December 31, 2002 and 2001, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 2, 2004

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS

                                                                 December 31,
                                                                    2002
                                                                -------------
CURRENT ASSETS

  Cash and cash equivalents                                     $      2,441
                                                                -------------

    Total Current Assets                                               2,441
                                                                -------------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                                -
                                                                -------------

TOTAL ASSETS                                                    $      2,441
                                                                =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                              $     80,920
  Loan from related party (Note 4)                                    10,419
  Accrued interest                                                     2,941
                                                                -------------

    Total Current Liabilities                                         94,280
                                                                -------------

    Total Liabilities                                                 94,280
                                                                -------------
STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized of $0.001
   par value, 32,341,876 shares issued and outstanding                32,341
  Additional paid-in capital                                         831,293
  Accumulated deficit                                               (956,965)
  Other comprehensive income                                           1,492
                                                                -------------

    Total Stockholders' Equity                                       (91,839)
                                                                -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      2,441
                                                                =============



       The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income


                                                                 From
                                                                 Inception on
                                                                 December 5,
                                       For the Years Ended       2000 through
                                            December 31,         December 31,
                                          2002         2001      2002
                                     ------------- ------------- -------------

NET SALES                            $     14,925  $    153,284  $    168,209
                                     ------------- ------------- -------------
EXPENSES

  Depreciation and amortization            63,370       133,420       196,790
  Consulting                              106,510       269,975       376,485
  General and administrative              147,638       110,438       266,977
  Software development costs (Note 5)           -        55,812        55,812
                                     ------------- ------------- -------------

    Total Expenses                        317,518       569,645       896,064
                                     ------------- ------------- -------------

LOSS BEFORE OTHER INCOME                 (302,593)      (416,36)     (727,855)
                                     ------------- ------------- -------------
OTHER INCOME & EXPENSES

  Interest income                               -           442           442
  Interest expense                         (8,762)       (1,954)      (10,716)
  Loss on disposal of assets             (218,836)            -      (218,836)
                                     ------------- ------------- -------------

    Total Other Income (Expense)         (227,598)       (1,512)     (229,110)
                                     ------------- ------------- -------------

NET LOSS                                 (530,191)     (417,873)     (956,965)

OTHER COMPREHENSIVE INCOME

  Foreign currency translation                581           911         1,492
                                     ------------- ------------- -------------

NET COMPREHENSIVE LOSS               $   (529,610) $   (416,962) $   (955,473)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.02) $      (0.03)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    24,166,468    16,545,053
                                     ============= =============



       The accompanying notes are an integral part of these consolidated financial statements.

                 AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity




                                           Common Stock          Additional      Other
                                     --------------------------   Paid-in     Comprehensive  Accumulated
                                        Shares        Amount       Capital        Income       Deficit
                                     ------------- ------------ ------------- ------------- -------------
Balance at Inception December 5, 2000           -  $         -  $          -  $          -  $          -

Common stock issued to founders
for cash at $0.001 per share            4,000,000        4,000             -             -             -

Net loss for the period ended
 December 31, 2000                              -            -             -             -        (8,901)
                                     ------------- ------------ ------------- ------------- -------------

Balance, December 31, 2000              4,000,000        4,000             -             -        (8,901)

Common stock issued in exchange
 for 100% of common stock of
 Merchantpark.com                       1,500,000        1,500        (1,500)            -             -

Common stock issued for cash            2,491,583        2,491       151,892             -             -

Common stock issued for services        4,645,261        4,645        77,289             -             -

Common stock issued in exchange
 for 100% of shares of Caged Iron
 Technologies                           2,000,000        2,000       100,472             -             -

Common stock issued for debt              459,000          459        45,441             -             -

Common stock issued for assets          3,064,556        3,065       300,935             -             -

Stock offering costs                            -            -       (12,600)            -             -

Currency translation adjustment                 -            -             -           911             -

Net loss for the year ended
 December 31, 2001                              -            -             -             -      (417,873)
                                     ------------- ------------ ------------- ------------- -------------

Balance, December 31, 2001             18,160,400  $    18,160   $   661,929  $        911  $   (426,774)
                                     ------------- ------------ ------------- ------------- -------------




The accompanying notes are an integral part of these consolidated financial statements
















                 AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity




                                           Common Stock          Additional      Other
                                     --------------------------   Paid-in     Comprehensive  Accumulated
                                        Shares        Amount       Capital        Income       Deficit
                                     ------------- ------------ ------------- ------------- -------------

Balance, December 31, 2001             18,160,400  $    18,160  $    661,929  $        911  $   (426,774)

Common stock issued for cash            6,000,000        6,000        23,000             -             -

Common stock issued for services        2,336,500        2,336        21,721             -             -

Common stock issued for debt            5,844,976        5,845       124,643             -             -

Currency translation adjustment                 -            -             -           581             -

Net loss for the year ended
 December 31, 2002                              -            -             -             -      (677,591)
                                     ------------- ------------ ------------- ------------- -------------

Balance, December 31, 2002             32,341,876  $    32,341  $    831,293  $      1,492  $ (1,104,365)
                                     ============= ============ ============= ============= =============


The accompanying notes are an integral part of these consolidated financial statements.




              AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
               (Formerly Merchantpark Communications, Inc.)
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows


                                                                                    From
                                                                                Inception on
                                                                                 December 31,
                                                        For the Years Ended     2000 through
                                                           December 31,          December 31,
                                                       2002           2001           2002
                                                  -------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $    (530,191) $    (417,873) $     (956,965)
  Adjustments to reconcile net loss to net cash
  flows used by operating activities:
     Depreciation and amortization                       63,370        133,420         196,790
     Loss on disposal of assets                         218,836              -         218,836
     Common stock issued for services                    24,057         81,934         105,991
     Foreign currency translation                           581            911           1,492
  Changes in operating assets and liabilities:
     Increase in accrued interest                           987          1,954           2,941
     Increase in accounts payable                        75,047            873          80,920
                                                  -------------- -------------- ---------------
       Net Cash Flows (Used)
       by Operating Activities                         (147,313)      (198,781)       (349,995)
                                                  -------------- -------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                    -         (9,154)         (9,154)
                                                  -------------- -------------- ---------------
       Net Cash Flows (Used) by
       Investing Activities                                   -         (9,154)         (9,154)
                                                  -------------- -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                           29,000        154,383         187,383
  Stock offering costs                                        -        (12,600)        (12,600)
  Proceeds from loans from related party                118,419         68,388         186,807
                                                  -------------- -------------- ---------------
       Net Cash Flows Provided by
       Financing Activities                             147,419        210,171         361,590
                                                  -------------- -------------- ---------------

NET INCREASE IN CASH                                        106          2,236           2,441

CASH AT BEGINNING OF PERIOD                               2,335             99               -
                                                  -------------- -------------- ---------------

CASH AT END OF PERIOD                             $       2,441  $       2,335  $        2,441
                                                  ============== ============== ===============
CASH PAID DURING THE YEAR FOR:

  Interest                                        $           -  $           -  $            -
  Income taxes                                    $           -  $           -  $            -


NON-CASH TRANSACTIONS

  Common stock issued for assets                  $           -  $     406,472  $      406,472
  Common stock issued for services                $      24,057  $      81,934  $      105,991
  Conversion of debt to common stock              $     130,488  $      45,900  $      176,388

The accompanying notes are an integral part of these consolidated financial statements.



          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of American Stellar Energy, Inc. (Formerly Merchantpark Communications, Inc.) and its wholly-owned subsidiaries (the "Company"). Merchantpark Communications, Inc. (MCPI) was incorporated on December 5, 2000 under the laws of the State of Nevada. By special resolution of the shareholders, the Company changed its name to American Stellar Energy, Inc. on November 30, 2003.

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

On January 30, 2001, MPCI acquired substantially all of the assets of Caged Iron Technologies, Inc. (CIT) in exchange for 2,000,000 shares of the Company's common stock. The acquisition was accounted for as a purchase between entities, with a common officer. The assets of CIT are recorded at their historical cost. CIT became a wholly-owned subsidiary of the Company.

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

On April 5, 2001, Westnet, the legal entity, changed its name to Merchantpark Communications, Inc.

b.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2002

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

e.  Provision for Taxes

At December 31, 2001, the Company had an accumulated deficit of approximately $855,000 that may be offset against future taxable income from the year 2002 through 2023. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                 For the Years Ended
                                                       December 31,
                                                  2002            2001
                                               ------------- --------------
Deferred tax assets:
   NOL Carryover                               $    334,700  $     130,578
   Accrued Interest                                   1,100              -

Deferred tax liabilities                                  -              -

Valuation allowance                                (334,700)      (130,578)
                                               ------------- --------------
   Net deferred tax asset                      $          -  $           -
                                               ============= ==============

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:
                                                   For the Years Ended
                                                       December 31,
                                                  2002            2001
                                               ------------- --------------

Book income                                    $   (206,775) $    (133,960)
Stock for services                                    9,385              -
Other                                                (6,732)             -
Valuation allowance                                 204,122        133,960
                                               ------------- --------------
                                               $          -  $           -
                                               ============= ==============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2002

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

    Computer software              3 to 5 years
    Websites                       3 to 5 years
    Computer equipment             3 to 5 years
    Office furniture and equipment 3 to 5 years

Depreciation expense for the year ended December 31, 2002 and from inception on December 5, 2000 through December 31, 2002 was $63,370 and $196,790, respectively.

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

i. Other Comprehensive Income

In March 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

j.  Long Lived Assets

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Issued Accounting Pronouncements

SFAS 141 and 142 - In June 2001, the Financial Accounting Standards Board
(FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

SFAS 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

SFAS 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.
Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the Areporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

SFAS 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

SFAS 144 - In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years ending after December 15, 2002 and is generally to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

SFAS 146 - Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)


k.  Newly Issued Accounting Pronouncements (Continued)

The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

SFAS 147 - In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This Statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoptions of this principle had no material effect on the Company's financial statements.

SFAS 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The effect of the adoption of this new accounting pronouncement on the Company's financial statements has not been significant.

SFAS 149 - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The Company expects that the effect of adoption of SFAS 149 to the Company's financial statements will not be significant.

SFAS 150 - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective after May 31, 2003, and is otherwise effective into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement requires an issuer to classify financial instruments that have issued in the form of shares that is mandatorily redeemable; that embodies an obligation to repurchase the issuers equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; and, that embodies an unconditional obligation, or a financial investment other than the issuer must or may settle by issuing a variable number of its equity shares as liabilities (or assets in some circumstances). The Company currently expects that the effect of SFAS 150 to the Company's financial statements will not be significant.

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

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

m.  Principles of Consolidation

The consolidated financial statements include those of American Stellar Energy, Inc. (MPCI) and its wholly-owned subsidiaries, Caged Iron
Technologies, Inc. (CIT), Merchantpark.Com, Inc. (MP.Com), and Merchantpark Communications (MPC). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception which has resulted in an accumulated deficit of approximately $957,000 at December 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of the management to seek additional financing through new stock issuances and lines of credit. The Company plans to continue generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture and server management. The Company also plans to generate recurring monthly subscription based revenue when it launches its white label ASP platform.


NOTE 3 - PROPERTY AND EQUIPMENT

    Property and Equipment consisted of the following:

                                        December 31,  December 31,
                                            2002         2001
                                        ------------- ------------
    Computer software                   $          -  $   200,000
    Websites                                       -       36,250
    Computer equipment                             -       90,876
    Office furniture and equipment                 -       88,500
                                        ------------- ------------
                                                   -      415,626
    Accumulated depreciation                       -     (133,420)
                                        ------------- ------------
                                        $          -  $   282,206
                                        ============= ============

NOTE 4 - NOTES PAYABLE - RELATED PARTY

Loans from shareholders are non-interest bearing and have no fixed terms of repayments. The total amount owed to shareholders at December 31, 2002 was $10,419.

The President and Executive Vice President of Novak Capital are also Directors of the Company and provide consulting services for the Company. The amount of consulting expense to these directors at December 31, 2002 was $106,510.

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

It was determined that the development stage of the software was not technologically feasible at the year ended December 31, 2001. Therefore, the costs associated with the developing of the software were expensed. There were no software development costs for the year ended December 31, 2002.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2002


NOTE 6 - SIGNIFICANT EVENTS

Effective June 30, 2002, all shares of Caged Iron Technologies, Inc. (CIT) were transferred to a former officer and director of the Company at no cost. This inactive wholly owned subsidiary had no material operations.

On October 1, 2002, the Company entered into an agreement with CIT, whereby the Company assigned all interest in the proprietary software and all related technology that it had developed. The Company transferred all property and equipment associated with the software and the development of the software per the terms of the agreement. As consideration for the transfer of these assets, CIT agreed to accept full responsibility for settlement of any past, present or future liabilities related to these assets. It is the intention of CIT to complete the beta testing of the software then license the completed program and systems to worldwide users.

The parties also entered into a revenue split agreement, that for a 24 month period, CIT will pay the Company 15% of all revenue earned by the usage of the technology assigned. Such payment will be made on a quarterly basis and will be paid on gross revenue produced by the application of the software technology produced. As of December 31, 2002 no revenue had been earned.