Form 10KSB
period 2003-12-31
AMERICAN STELLAR ENERGY INC.
filed 2004-12-21
CIK 1100747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB
(Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the Fiscal Year Ended December 31, 2003

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number: 000-27715

                  AMERICAN STELLAR ENERGY, INC.
          (Name of small business issuer in its charter)

            FORMERLY Merchantpark Communications, Inc.

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

   Yes  [  ]             No [x ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      [ ]

State the issuers revenues for its most recent fiscal year.  $ Nil.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days.

$ 1,558,964 (based on price of $0.04 per share as of December 31, 2003.)

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

                Class                   Outstanding as of December 31, 2003
     Common Stock, $.001 Par Value                  45,116,169


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.       Yes [ ]  No [x]

                  American Stellar Energy, Inc.

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

Item 1.   Description Business

       Company History

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

Westnet agreed to acquire Merchantpark with a Plan of Reorganization by issuing 14,285,400 shares of common stock for the trade style and assets subject to the liabilities of that company. Westnet issued 14,285,400 shares of common stock to the shareholders of Merchantpark in exchange for 14,285,400 shares of common stock Merchantpark had outstanding. The transaction was ratified by the Westnet shareholders at a meeting on March 29, 2001. The Westnet name was changed to Merchantpark Communications, Inc., at the same meeting. The stock was issued on April 15, 2001. Pursuant to the reverse merger reorganization Westnet was the legal survivor and Merchantpark was the accounting survivor. The consolidated Companies filed the appropriate Forms 8-K, 8-KAs and subsequent 10-Qs for June 30 and September 30, 2001. The new entity initiated the development of proprietary software platform and applications thereof and offered web hosting and related services to small business clients.

   The Company's Business

The company from 2001 was engaged in the development of proprietary 2nd generation E-business software for subsequent licensing to small business end users. In addition revenue was to be generated from website development and hosting applications. In March 2002 the company discontinued the development of the software due to lack of operating capital and laid off all non-management staff. A reorganization in Management determined that the continued development of the software was impractical due to capital costs and technology changes and new management looked to a company restructure to deal with existing liabilities and move forward to new business opportunities. Over the next 12 months the company was relatively inactive and in addition to reviewing several new business opportunities underwent a corporate restructure involving the disposal of all software related assets and liabilities and entered into debt settlement agreements with all creditors. Two subsidiary entities, which were initially incorporated for additional business opportunities were closed and one entity was assigned to a previous Company Officer. This assignment included all software and related assets and included a commitment to continue to fund the further development of the software and platform and applications, with no further funding required from Merchantpark. A royalty fee of 15% was to be applicable to the company on income generated from the software and applications of, for a term of 1.5 years. As of September 2004, no revenue has been received and we have been advised that the development of the software program was not pursued by the assignor and therefore no funds should be expected to accrue to the company, in the future. In July 2003, Mr. Peter Matousek resigned and Mr. Francis R. Biscan Jr. who had been assisting management through 2003 to identify business opportunities and was directly involved with the restructuring of the company, was appointed President. Under the direction of Mr. Biscan, the company, after looking at several different fields of business opportunities, considered that the energy sector was an under serviced area that would provide good growth and profit potential. Management subsequently identified a suitable oil prospect and entered into agreements to provide the framework to test and develop the prospect. In 2004, development commenced work on one property, Corsicana, outlined below.

CORSICANA FIELD PROJECT:

 The property is located in Corsicana, Texas and consists of a 1000 acre tract of land on which oil fields have been developed since the 1960's, with varying degrees of success. Due to fractured operations in previous years and the advent of modern recovery equipment and technology, management believes an opportunity exists in which a known oil bearing formation, coupled with these new technologies, can provide a relatively low risk opportunity to produce oil. It was anticipated that positive results could be achieved within a 6 month time frame and may provide a positive cash flow stream for several years. Through an operating agreement with Armen Energy LLC, the Company obtained an undivided 45% Working Interest, by way of a "Farm Out Agreement", on acreage that will be held-by-production. Mr. Francis R. Biscan Jr. holds a minority interest in Armen Energy LLC and has also negotiated a "Right of First Refusal" on subsequent properties identified by Armen Energy as having development potential. The remaining 45% working interest in the property was taken by KOKO Petroleum Inc., an unrelated public company which is responsible for funding 50% of the development costs of the project. A development plan to test 3 exploratory zones the "Woodbine" the Wolfe City" and one development zone, the "Pecan Gap", was initiated in June, 2004. Currently, the first well named "1B McKinney" is producing at the rate of 21.3 barrels of fluids per day. Of this, 10.65 barrels of oil were recovered and
10.65 barrels of "work-over" water. Work-over water is related to Drilling, cleaning, and infiltration from the Wolf City, which occurred when the Bridge Plug between the Wolf City and the Pecan Gap was blown out, while fracing the formation. Now that the well is operating continuously, the water should be worked off and result in 90% or better, of all fluids produced, being oil. As of October 20, 2004, wells number 2 and 3 have been drilled successfully, logged,(showing indications of oil bearing rock,) and cased. They are now in the process of being completed. Estimates of monthly operating expenses have been provided by the operator. Each well should operate at approximately $27.00 / Day, or less then 1 barrel/Day at $40.00 Oil prices.

Item 2.     Description of Property

The Company operates from premises shared and supplied by the company President at no cost to the Company. The premises are adequate to represent the interests of the Company until such time as additional space is required.


Item 3.     Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

During the fiscal year covered by this report, a consent vote by shareholders was approved by 60% to effect a name change to American Stellar Energy, Inc., effective November 30, 2003.

                             PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

As of December 31, 2003, the company was classified as being in arrears on filing matters and the company shares are therefore traded on the NQB: Pink Sheets. It is the intention of the Company to proceed to bring all filings up to date in as short a time frame as possible, and to apply for relisting on the OTC:BB. As of December 31, 2003, the Company had issued and outstanding 45,116,169 shares of common stock outstanding and there were approximately 150 registered shareholders of record.

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state The Company Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth, certain requirements for transactions in penny stock and Rule 15g-9(d) (1), incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act

The Securities and Exchange Commission (the Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exception. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share), or the issuers net tangible assets; or exempted form the definition by the Commission. As Company shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements, on broker-dealers, who, sell penny stocks to person other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with spouse.

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


    Sale of Unregistered Securities

In 2003 the company issued shares as follows.

         Common stock issued for cash                3,754,848
         Common stock issued for debt                9,019,445


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

PLAN OF OPERATION

In 2002 the company ceased operations to continue development of propriety technology and the associated business plan to license this software and technology, to small business end users. Further, web development and associated services were discontinued with the layoff of all staff. In 2003, the company disposed of all remaining assets and restructured to look for new business opportunities in the energy sector. The Company has in the past raised capital from the sale of its securities to finance acquisitions and operations and while, it is uncertain as to the nature of financing which will be required and the size of the financing until the need occurs, it is expected that the additional capital will be raised by selling equity securities. Should the Company decide to raise additional capital from the sale of securities the percentage ownership of the Company's existing shareholders could be substantially diluted.

In October 2003 the Company identified a suitable property in Corsicana, Texas, which comprised of a 1,000 acre property on which existing oil production is in place and which has produced several million barrels of oil, since the 1950's. The company intends to identify areas which were not worked on, due to either technology at that time not being effective to economically complete a producing well or, test results not being satisfactory to warrant a permanent well to be completed. By using modern technology, it is expected that several locations could be immediately identified, which would have a very good chance of becoming good revenue producing wells.

RESULTS OF OPERATIONS

For the year ending December 31, 2003 the company did not generate any revenues from any source. In the period ending December 31, 2002 sales revenue of $14,925 was recorded which income was recorded in the first quarter of 2002 from web hosting and related services prior to the closing of this service and the laying off of all staff.

Administrative, general and consulting services expense decreased for the year ending December 31, 2003 to $ 93,518 from the year ending December 31, 2002 of $ 254,148 due to reduced costs, as a result of the company's restructuring efforts.

Depreciation and amortization for 2003 was recorded as zero due to the write off of all company assets in that year. In the year ending December 31, 2002 depreciation of $63,370 was evident.

For the year ending December 31, 2003 the company incurred a loss of $155,543 being a $62,025 loss recorded on extinguishment of debt, and operating expenses of $93,518. These amounts reflect a reduction in net loss to the company of $ 522,048 from the $ 677,591 recorded in the year ending December 31, 2002.

The Company had a cash flow deficiency of $168,555 in the year ending December 31, 2003 as compared to a cash flow deficiency of $205,513 for the year ending December 31, 2002. The cash flow financing was provided to the company from loans raised from related parties of $131,656 and the sale of common stock for $56,650. These activities resulted in cash on hand as at December 31, 2003 of $22,192,to fund ongoing company operating expenses.

CAPITAL STOCK

The weighted average number of common shares outstanding during the year ended December 31, 2003 was 39,210,954 compared to 24,166,468 for the year ended December 31, 2002.

The Company issued 3,754,848 common shares for cash subscriptions in 2003, and issued 9,019,445 common shares to settle company debts and obligations.

By a resolution of the Board of Directors on 5 April 2004, the company increased its authorized share capital from Fifty Million (50,000,000) shares to One Hundred Million ( 100,000,000)

ASSET DISPOSITION

All software related activities being discontinued in 2002 and the resulting disposition based on a valuation of these assets resulted in a write down of $218,836.

As at December 31, 2003 the company had total assets comprising of cash of $22,192.

RELATED PARTY TRANSACTIONS

The Company carries an account payable of $ 9,708 as of December 31, 2003 a reduction of $13,012 from December 31, 2002. All accounts are current. Further related party loans have been reduced to $ 2,250 as of December 31, 2003 a reduction of $66,369 from total related party loans recorded at $ 68,619, as at December 31, 2002. The majority of these loans were repaid by debt settlements being agreed to by the creditors. Advances are non interest bearing and carry no fixed terms of repayment. The balance of $2,250 was settled in 2004, by the issuance of restricted Company common shares.

INVESTOR RELATIONS

In 2003, investor relations for the company was carried out by Peter Matousek the previous company President and Director until August 2003 and on commencing as President, Francis R. Biscan Jr. assumed these responsibilities.

LIQUIDITY AND SOLVENCY

The Company had working capital deficiency of $168,555 as at December 31, 2003 compared to a working capital deficiency of $205,513 for the period ending December 31, 2002. The Company has raised funds for operations through the sale of its common stock. It is expected that the Company will be able to continue to finance the ongoing operations in a similar manner.

MANAGEMENT REPORT TO SHAREHOLDERS

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

Management in 2003 were committed to maintain adequate internal accounting and administrative controls were designed to provide reasonable assurances, that the financial information is relevant, reliable and accurate and that any assets acquired are appropriately accounted for and adequately safeguarded.
No expansion of company manpower resources was required in 2003. In 2004, it is expected that this situation will be carried forward with the present officers and directors working closely with each other, as operations to commence the development of producing oil wells are sub contracted to operators, and do not require additional staff resources.

External auditors appointed by the shareholders have conducted an examination of the accounting records and the financial statements in accordance with generally accepted auditing standards for the United States and provide an independent professional opinion. The auditors have full and complete access to Management and the Board of Directors.

It should be noted that the Company's auditors HJ & Associates, LLC., have expressed in their financial statements that there are substantial doubt about the Company's ability to continue as a growing concern.

INFLATION

In the opinion of management, inflation will not have a material effect on the operations of the Company.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ
substantially from such forward-looking  statements.   Forward-looking
statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.


Item 7.   Financial Statements

See the financial statements annexed to this report.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with the Company accountants are evident regarding accounting and financial disclosure.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company are as follows:

Name                                         Age         Position

Francis R. Biscan Jr.                        43     President/Director/CEO

Alexander Anderson                           55     Secretary/Director/CFO

Al Saavereda.                                50     Director

Mr. Francis R. Biscan Jr. is also the president of Acorn Family Holdings, LLC, a consulting company serving private and public companies. Over the course of his career Mr. Biscan has worked with various public and private companies, in the area of business consulting, structuring, mergers & acquisitions, and finance. He has served as a director for Latitude Minerals, a public mining company, and in numerous outside advisory roles. He has also served on the Board of Timothy Christian Schools.

Alexander Anderson is a former banker with over 32 years of experience in all aspects of the industry. In 1994 Mr. Anderson commenced to offer consulting and administrative services to private and public company's, and has held numerous directorship positions and officer positions, since that time. In 2001, Mr. Anderson assisted with some financial reporting for the Company and in 2002 when current management was appointed, Mr. Anderson was elected to the position of Secretary.

Mr. Al Saavereda is a resident of Sylmar, California and has been successfully involved in the Real Estate and Land Development Industry for over 13 years. Some of his achievements include the award winning energy efficient community of "Village Green" in Sylmar, CA. This community garnered several awards including recognition by President Bill Clinton and Vice President Al Gore as well as a Department of Energy Award.

All directors hold office until the next annual meetings of stockholders, or until their successors have been duly qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The executive committee, of the Board of Directors, to the extent permitted under Nevada law, consists of three directors and exercises all the power and authority of the Board of Directors in the management of the business and affairs of the Company, between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

No Company officer , nor any of the affiliates or promoters of the Company, has filed any bankruptcy petition, been convicted in or has been the subject of any pending criminal proceedings, or the subject to any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

Item 10.  Executive Compensation

Francis R. Biscan Jr.      President/Director         $60,000
Alexander Anderson         Secretary/Director         $30,000

In 2003 Mr. Biscan drew $30,000 in compensation for 6 months service. In 2004 Mr. Biscan's compensation was increased to $96,000 per annum.

In 2003, Mr. Anderson entered into a debt settlement agreement whereby company common stock valued at $30,000 was issued as payment in full for services rendered in 2003.

All compensation for 2004 has been accrued by the Officers and/or has been settled by the issuance of common stock of the company as payment in full.

There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company as of December 31, 2003 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.
                                         Title of   Amount of
Name and Address         Position        Class      Shares        Percentage %

Francis R. Biscan Jr.    President       Common     4,701,208       10.42
2162 Wheaton Court
Wheaton, IL.

Alexander Anderson       Secretary       Common       604,000        1.34
718-333 Brooksbank
Avenue, Suite 173
North Vancouver BC
Canada

Alfonso S. Saavedra      Director        Common       836,820        1.85
13616 Charity Drive
Sylmar, CA

Management as a Group                                               13.61


Others of record own 5% or more

Sumash Enterprises Ltd.                  Common     2,800,000        6.21
920-800 West Pender Street
Vancouver BC
Canada

Peter Matousek                           Common     3,709,421        8.22
3933 SW 9th Court
Gresham,  OR

Novak Capital Corp.                      Common       632,000        1.40
800 West Pender Street, Suite 920
Vancouver BC
Canada


     (1) Based on 45,116,169 (after adjustments) shares of common stock outstanding as of December 31, 2003.

     (2) Peter Matousek is the President of Novak Capital, Inc. and as such can vote its 632,000 shares.

Item 12.  Certain Relationships and Related Transactions

The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business
opportunities that may  conflict  with  business   interests   identified  by
the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity presented, and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

It should be noted that Peter Matousek is the past company President and is the President of Novak Capital, Inc., which company provided consulting services for Merchantpark in 2002

Item 13. Exhibits and reports on Form 8-K

a)    Exhibits
      No.          Description
       --------------------------------------------------
        3.1 Certificate of Amendment to Articles of Incorporation for Name change to American Stellar Energy, Inc.
       10.1         Participation agreement Corsican project
       10.2         First Right of Refusal, Corsican Field

       31.1         Section 302 Certification - CEO
       31.2         Section 302 Certification - CFO
       32.1         Section 906 Certification - CEO
       32.2         Section 906 Certification - CFO



(b)   Reports on Form 8-K & 8-KA

No reports, on Form 8K were filed during the year covered by this report




                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               American Stellar Energy, Inc.

                               By: /S/ Francis R. Biscan Jr.
                                   Francis R. Biscan Jr.
                                   President/CEO/Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                   Date

/S/ Francis R. Biscan Jr.          President/CEO/Director    October 21, 2004

/S/ Alexander Anderson             Secretary/CFO/Director    October 21, 2004

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

                         C O N T E N T S


Report of Independent Registered Public Accounting Firm.....................3

Consolidated Balance Sheet..................................................4

Consolidated Statements of Operations and Other Comprehensive Income........5

Consolidated Statements of Stockholders' Equity (Deficit)...................6

Consolidated Statements of Cash Flows.......................................7

Notes to the Consolidated Financial Statements..............................8

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Stellar Energy, Inc.
(Formerly Merchantpark Communications, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of American Stellar Energy, Inc., (Formerly Merchantpark Communications, Inc.) (a development stage company) as of December 31, 2003 and the related consolidated statements of operations and other comprehensive income, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 1, 2003 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Stellar Energy, Inc. and Subsidiaries (formerly Merchant Park Communications, Inc.) (a development stage company) as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 1, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company generated significant losses for the years ended December 31, 2003 and 2002, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Asssociates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
November 15, 2004

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS

                                                           December 31,
                                                               2003
                                                          -------------
CURRENT ASSETS

  Cash and cash equivalents                               $     22,192
                                                          -------------

    Total Current Assets                                        22,192
                                                          -------------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                          -
                                                          -------------

TOTAL ASSETS                                              $     22,192
                                                          =============



           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                        $      9,708
  Loan from related parties (Note 6)                             2,250
  Accrued interest                                               2,941
                                                          -------------

    Total Current Liabilities                                   14,899
                                                          -------------

    Total Liabilities                                           14,899
                                                          -------------
STOCKHOLDERS' EQUITY

  Common stock: 100,000,000 shares authorized
    of $0.001 par value, 45,116,169 shares
    issued and outstanding                                      45,116
  Additional paid-in capital                                 1,220,593
  Accumulated deficit prior to the development stage        (1,104,365)
  Accumulated deficit during the development stage            (155,543)
  Other comprehensive income                                     1,492
                                                          -------------

    Total Stockholders' Equity                                   7,293
                                                          -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     22,192
                                                          =============






      The accompanying notes are an integral part of these consolidated financial statements

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           Formerly Merchantpark Communications, Inc.)
                   (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income


                                                               From
                                                               Inception
                                                               of the
                                                               Development
                                                               Stage on
                                                               January 1,
                                      For the Years Ended      2003 through
                                          December 31,         December 31,
                                         2003       2002       2003
                                   ------------- ------------- ---------------
NET SALES                          $          -  $     14,925  $            -

EXPENSES

  Depreciation and amortization               -        63,370               -
  Consulting                             75,800       106,510          75,800
  General and administrative             17,718       147,638          17,718

                                   ------------- ------------- ---------------

    Total Expenses                       93,518       317,518          93,518
                                   ------------- ------------- ---------------

LOSS BEFORE OTHER INCOME                (93,518)     (302,593)        (93,518)
                                   ------------- ------------- ---------------

OTHER INCOME & EXPENSES

  Interest expense                            -        (8,762)              -
  Loss on valuation of assets                 -      (218,836)              -
  Loss on extinguishments of debt       (62,025)     (147,400)        (62,025)
                                   ------------- ------------- ---------------

    Total Other Income(Expense)         (62,025)     (374,998)        (62,025)
                                   ------------- ------------- ---------------

NET LOSS                               (155,543)     (677,591)       (155,543)

OTHER COMPREHENSIVE INCOME

  Foreign currency translation                -           581               -
                                   ------------- ------------- ---------------

NET COMPREHENSIVE LOSS             $   (155,543) $   (677,010) $     (155,543)
                                   ============= ============= ===============

BASIC LOSS PER SHARE               $      (0.00) $      (0.03)
                                   ============= =============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   39,210,954    24,166,468
                                   ============= =============





      The accompanying notes are an integral part of these consolidated financial statements




               AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                (Formerly Merchantpark Communications, Inc.)
                       (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Deficit)




                                                           Additional     Other
                                     Common Stock           Paid in    Comprehensive  Accumulated
                                 Shares        Amount       Capital       Income        Deficit
                             ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2001     18,160,400  $     18,160      $661,929  $        911  $   (426,774)

Stock issued for services
 at $0.027 per share              562,500           565        14,625             -             -

Stock issued for debt at
 $0.50 per share                   44,976            45        22,443             -             -

Stock issued for debt at
 $0.25 per share                  900,000           900       224,100             -             -

Stock issued for cash at
 $0.005 per share               5,750,000         5,750        23,000             -             -

Stock issued for cash at
 $0.001 per share                 250,000           250             -             -             -

Stock issued for debt at
 $0.007 per share               1,000,000         1,000         6,000             -             -

Stock issued for debt at
 $0.006 per share               3,900,000         3,900        19,500             -             -

Stock issued for services
 at $0.027 per share            1,774,000         1,771         7,096             -             -

Currency translation
 adjustment                             -             -             -           581             -

Net loss for the year ended
 December 31, 2002                      -             -             -             -      (677,591)
                             ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2002     32,341,876        32,341       978,693         1,492    (1,104,365)

Stock issued for cash at
 $0.005 per share               1,131,208         1,132         4,519             -             -

Stock issued for cash at
 $0.024 per share               1,673,640         1,674        38,326             -             -

Stock issued for debt at
 $0.02 per share                3,000,000         3,000        57,000             -             -

Stock issued for cash at
 $0.01 per share                  500,000           500         4,500             -             -

Stock  issued for cash at
 $0.02 per share                  250,000           250         4,750             -             -

Stock issued for debt at
 $0.02 per share                2,900,000         2,900        55,100             -             -

Stock issued for cash at
 $0.02 per share                  200,000           200           800             -             -

Stock issued for debt at
 $0.02 per share                  600,000           600        11,400             -             -

Stock issued for debt at
  $0.027 per share              2,519,445         2,519        65,505             -             -

Net loss for the year ended
 December 31, 2003                      -             -             -             -      (155,543)
                             ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2003     45,116,169  $     45,116  $  1,220,593  $      1,492  $ (1,259,908)
                             ============= ============= ============= ============= =============

Accumulated deficit prior to the development stage                                   $ (1,104,365)
Accumulated deficit during to the development stage                                      (155,543)
                                                                                     -------------
                                                                                     $ (1,259,908)
                                                                                     =============




The accompanying notes are an integral part of these consolidated financial statements


               AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                (Formerly Merchantpark Communications, Inc.)
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows

                                                                                   From
                                                                                   Inception of the
                                                                                   Development
                                                                                   Stage on
                                                                                   January 1,
                                                          For the Years Ended      2003 through
                                                               December 31,        December 31,
                                                          2003          2002       2003
                                                     --------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $     (155,543) $   (677,591) $    (155,543)
  Adjustments to reconcile net loss to net cash
   flows used by operating activities:
      Depreciation and amortization                               -        63,370              -
      Loss on disposal of assets                                  -       218,836              -
      Loss on extinguishment of debt                              -       147,400              -
      Foreign currency translation                                -           581              -
      Common stock issued for services                            -        24,057              -
  Changes in operating assets and liabilities:
      Increase in accrued interest                                -           987              -
      Increase(decrease)in accounts payable                 (13,012)       16,847        (13,012)
                                                     --------------- ------------- --------------

         Net Cash Used by Operating Activities             (168,555)     (205,513)      (168,555)
                                                     --------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                        -             -              -
                                                     --------------- ------------- --------------

         Net Cash Used by Investing Activities                    -             -              -
                                                     --------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                               56,650        29,000         56,650
  Proceeds from loans from related parties                  131,656       176,619        131,656
                                                     --------------- ------------- --------------

         Net Cash Provided by Financing Activities          188,306       205,619        188,306
                                                     --------------- ------------- --------------

NET INCREASE IN CASH                                         19,751           106         19,751

CASH AT BEGINNING OF PERIOD                                   2,441         2,335          2,441
                                                     --------------- ------------- --------------
CASH AT END OF PERIOD                                $       22,192  $      2,441  $      22,192
                                                     =============== ============= ==============
CASH PAID DURING THE YEAR FOR:
  Interest                                           $            -  $          -  $           -
  Income taxes                                       $            -  $          -  $           -

NON-CASH TRANSACTIONS
  Common stock issued for services                   $            -  $     24,057  $           -
  Conversion of debt to common stock                 $      198,025  $    130,488  $     198,025



            The accompanying notes are an integral part of these
                     consolidated financial statements.


          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

Due to the Company ceasing substantially all of its activities during December 2002, January 1, 2003 it effectively entered the development stage as it seeks a merger or acquisition with an operating entity.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


b.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic Loss per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents have not been included in the calculation as their effect is antidilutive for the period presented. There were no common stock equivalents at December 31, 2003 and 2002.

e.  Provision for Taxes

At December 31, 2003, the Company had an accumulated deficit of approximately $948,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                                 For the Years Ended
                                                     December 31,
                                                   2003         2002
                                             -------------- --------------
 Deferred tax assets:
   NOL Carryover                             $     370,000  $     334,700
   Accrued Interest                                  1,100          1,100
   Deferred tax liabilities                              -              -
   Valuation allowance                            (371,100)      (334,700)
                                             -------------- --------------
   Net deferred tax asset                    $           -  $           -
                                             ============== ==============

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:
                                                      For the Years Ended
                                                        December 31,
                                                     2003         2002
                                                 ------------- -------------
Book income                                      $    (60,660) $   (206,775)
Stock for services                                          -         9,385
Loss on debt extinguishment                            24,190             -
Other                                                      70        (6,732)
Valuation allowance                                    36,400       204,122
                                                 ------------- -------------
                                                 $          -  $          -
                                                 ============= =============

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

f.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Computer software               3 to 5 years
Websites                        3 to 5 years
Computer equipment              3 to 5 years
Office furniture and equipment  3 to 5 years

Depreciation expense for the years ended December 31, 2003 and 2002 was $0.00 and $63,370, respectively.

h.  Revenue Recognition

The Company currently has no sources of revenue, for the year ended December 31, 2003, the Company recognizes revenues services when persuasive evidence of an arrangement exists, delivery has occurred, the fee was fixed or determinable, and collection of the resulting receivable was probable.
Amounts invoiced and collected in advance of product delivery were recorded as deferred revenue. The Company earned its revenues from different contracts with small and medium business customers. The Company recognized the revenue when it was earned and the contract was complete.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  ( A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Issued Accounting Pronouncements
During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was
effective for fiscal years beginning after June 15, 2002.   The adoption of
SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  ( A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Issued Accounting Pronouncements (Continued)

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others   an Interpretation of FASB Statements No. 5, 57 and 107".  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Issued Accounting Pronouncements (Continued)

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

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

m.  Principles of Consolidation

The consolidated financial statements include those of American Stellar Energy, Inc. (AMRS), and Merchantpark Communications Inc.,(MPC). No subsidiary companies were operated in 2003.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception which has resulted in an accumulated deficit of approximately $1,200,000 at December 31, 2003 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of the management to seek additional financing through new stock issuances and lines of credit. The Company plans to continue generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture and server management. The Company also plans to generate recurring monthly subscription based revenue when it launches its white label ASP platform.

NOTE 3 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2002, the Company elected to discontinue its software development project (see Note 4). Because the project was discontinued, the Company no longer had any use for the fixed assets described above as they were all purchased and used exclusively for the development of the software. Accordingly, the net book values of these assets were expensed in 2002. The total loss recognized was $218,836 and is shown on the Statement of Operations under Other Income and Expenses for the year ended December 31, 2002.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

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

It was determined that the development stage of the software was not technologically feasible at the year ended December 31, 2001. Therefore, the costs associated with the developing of the software were expensed. There were no software development costs for the year ended December 31, 2003 and 2002.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 5 - SIGNIFICANT EVENTS

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

The parties also entered into a revenue split agreement, that for a 24 month period, CIT will pay the Company 15% of all revenue earned by the usage of the technology assigned. Such payment will be made on a quarterly basis and will be paid on gross revenue produced by the application of the software technology produced. As of December 31, 2003 no revenue had been earned.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans from shareholders are non-interest bearing and have no fixed terms of repayments. The total amount owed to shareholders at December 31, 2003 was $14,899.

The President and Executive Vice President of Novak Capital were also Directors of the Company in 2002 and 2003 and provided consulting services for the Company. The amount of consulting expense to these directors for the years ended December 31, 2003 and 2002 was $75,800 and $106,510, respectively.

The Company issued a total of 0- and 2,336,500 shares of its common stock valued at $0 and $24,057 to several related parties for various consulting services performed during the years ended December 31, 2003 and 2002, respectively.

During the year ended December 31, 2003 the Company issued 9,019,445 shares of its common stock to settle notes payable to related parties. The book value of the notes was $136,000. Because the market value of the stock issued was higher than the book value of the debt, the Company recognized a loss of $62,025 in association with the settlement of the debt.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

Note 7   Subsequent Events

Commencing January 1, 2004 Michael England was engaged for 3 months for the amount of $10,500 and company options for 100,000 shares at an exercise price of $0.05. This contract was not renewed and the options expired and were cancelled. In July 2004, a company, in which the principal is a former officer and Director of the Company, was engaged for a three month period. The contract called for company restricted common stock, with a value of $1,000 per month to be issued. This contract was not renewed. In September 2004 Clayton Smith was engaged to provide investor relations on a 4 month renewal contract, calling for the issuance of 25,000 restricted common shares monthly. In addition, the company President, Francis R. Biscan Jr. remains involved with investor relation responsibilities.

In addition, an officer of the Company has loaned the Company $60,000 at 6.0% with rights to convert the loans to common stock, at the option of the officer, at $0.03 per share up to one year from the date of the advance.