Form 10QSB
period 2003-03-31
AMERICAN STELLAR ENERGY INC.
filed 2005-03-02
CIK 1100747

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: MARCH 31, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________to________________


                 Commission file number 000-29595


                   AMERICAN STELLAR CORPORATION
          (Formerly Merchant Park Communications, Inc.)
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                  Nevada                           88-0441332
       -------------------------------   --------------------------------
       (State or other jurisdiction of   (IRS Employer Identification No.)
        incorporation or organization)

              2162 Acorn Court, Wheaton Ill.   60187
       ---------------------------------------------------
             (Address of principal executive offices)

                          (630) 462-2079
                    --------------------------
                   (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2003 - 35,146,724

Transitional Small Business Disclosure Format (check one). Yes [_]  No [X]

                           FORM 10-QSB



                              INDEX

                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ................................3

         Condensed Consolidated Balance Sheets for March 31, 2003 and
         December 31, 2002..............................................4

         Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended March 31,
         2003 and March 31, 2002........................................5

         Condensed Consolidated Statements of Stockholders' Equity
         as of March 31, 2003 and December 31, 2002.....................6

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003 and December 31, 2002........7

         Notes to Financial Statements..................................9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION OR PLAN OF OPERATION......................10

ITEM 3.  CONTROLS AND PROCEDURES.......................................12

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...12

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........13

ITEM 5.  OTHER INFORMATION ............................................13

ITEM 6.  EXHIBITS......................................................13

SIGNATURES.............................................................14

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our Statements of Operations for the three months ended March 31, 2003 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for any subsequent period.





          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2003 and December 31, 2002

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                   Consolidated Balance Sheets

                              ASSETS
                              ------
                                                      March 31,   December 31,
                                                        2003         2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                        $      2,460  $      2,441
                                                   ------------- -------------

    Total Current Assets                                  2,460         2,441
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET (Note 3)                          -             -
                                                   ------------- -------------

    TOTAL ASSETS                                   $      2,460  $      2,441
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

  Accounts payable                                 $     65,741  $     22,720
  Loan from related party                                 6,183        68,619
  Accrued interest                                        2,941         2,941
                                                   ------------- -------------

    Total Current Liabilities                            74,865        94,280
                                                   ------------- -------------

    Total Liabilities                                    74,865        94,280
                                                   ------------- -------------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized of
    $0.001 par value, 35,146,724 and 32,341,876
    shares issued and outstanding, respectively          35,146        32,341
  Additional paid-in capital                          1,021,538       978,693
  Accumulated deficit                                (1,130,581)   (1,104,365)
  Other comprehensive income                              1,492         1,492
                                                   ------------- -------------
     Total Stockholders' Equity                         (72,405)      (91,839)
                                                   ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      2,460  $      2,441
                                                   ============= =============


      The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
Consolidated Statements of Operations and Other Comprehensive Income


                                                   For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       2003          2002
                                                   ------------- -------------
                                                    (Unaudited)

GROSS SALES                                        $          -  $     14,452

COST OF GOODS SOLD                                            -             -
                                                   ------------- -------------

NET SALES                                                     -        14,452
                                                   ------------- -------------
EXPENSES

  Depreciation and amortization                               -        31,685
  Consulting                                             22,455             -
  General and administrative                              3,761         4,144
                                                   ------------- -------------

    Total Expenses                                       26,216        35,829
                                                   ------------- -------------

LOSS BEFORE OTHER INCOME                                (26,216)      (21,377)
                                                   ------------- -------------
OTHER INCOME

  Interest income                                             -             -
  Interest expense                                            -             -
  Loss on extinguishments of debt                             -      (170,500)
                                                   ------------- -------------

    Total Other Income (Expense)                              -      (170,500)
                                                   ------------- -------------

NET LOSS                                           $    (26,216) $   (191,877)
                                                   ============= =============

BASIC LOSS PER SHARE                               $      (0.00) $      (0.01)
                                                   ============= =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        34,679,249    18,567,150
                                                   ============= =============




      The accompanying notes are an integral part of these consolidated financial statements.





                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                 Consolidated Statements of Stockholders' Equity

                                                           Additional     Other
                                     Common Stock           Paid in    Comprehensive  Accumulated
                                 Shares        Amount       Capital       Income        Deficit
                             ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2001     18,160,400  $     18,160  $    661,929  $        911  $   (426,774)

Stock issued for services
 at $0.027 per share              562,500           565        14,625             -             -

Stock issued for debt at
 $0.50 per share                   44,976            45        22,443             -             -

Stock issued for debt at
 $0.25 per share                  900,000           900       224,100             -             -

Stock issued for cash at
 $0.005 per share               5,750,000         5,750        23,000             -             -

Stock issued for cash at
 $0.001 per share                 250,000           250             -             -             -

Stock issued for debt at
 $0.007 per share               1,000,000         1,000         6,000             -             -

Stock issued for debt at
 $0.006 per share               3,900,000         3,900        19,500             -             -

Stock issued for services at
 $0.027 per share               1,774,000         1,771         7,096             -             -

Currency translation
 adjustment                             -             -             -           581             -

Net loss for the year ended
 December 31, 2002                      -             -             -             -      (677,591)
                             ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2002     32,341,876        32,341       978,693         1,492    (1,104,365)

Stock issued for cash at
 $0.005 per share               1,131,208         1,131         4,519             -             -

Stock issued for cash at
 $0.024 per share               1,673,640         1,674        38,326             -             -

Net loss for the three months
 ended March 31, 2003                   -             -             -             -       (26,216)
                             ------------- ------------- ------------- ------------- -------------

Balance, March 31, 2003        35,146,724  $     35,146  $  1,021,538  $      1,492  $ (1,130,581)
                             ============= ============= ============= ============= =============

                             Accumulated deficit prior to the development stage      $ (1,104,365)
                             Accumulated deficit during to the development stage          (26,216)
                                                                                     -------------
                                                                                     $ (1,130,581)
                                                                                     =============


The accompanying notes are an integral part of these consolidated financial statements.



                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                      Consolidated Statements of Cash Flows

                                                                For the Three Months Ended
                                                                          March 31,
                                                                     2003          2002
                                                                ------------- -------------
                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                      $    (26,216) $   (192,230)
  Adjustments to reconcile net loss to net cash flows
    used by operating activities:
       Depreciation and amortization                                       -        31,685
       Loss on the extinguishment of debt                                  -       170,500
       Common stock issued for services                                    -        15,190
  Changes in operating assets and liabilities:
       Decrease (increase) in prepaids and other assets                    -          (200)
       Increase (decrease) in accounts payable and other debt         43,021       (32,943)
                                                                ------------- -------------

         Net Cash Flows Provided (Used) by Operating Activities       16,805        (7,998)
                                                                ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                       -             -
                                                                ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                                        45,650             -
  Repayment of related party loans                                   (62,436)        6,500
                                                                ------------- -------------

         Net Cash Flows Provided (Used) by Financing Activities      (16,786)        6,500
                                                                ------------- -------------

NET INCREASE (DECREASE) IN CASH                                           19        (1,498)

CASH AT BEGINNING OF PERIOD                                            2,441         2,335
                                                                ------------- -------------

CASH AT END OF PERIOD                                           $      2,460  $        837
                                                                ============= =============



The accompanying notes are an integral part of these consolidated financial statements.

                                       -7-










                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                                For the Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2003          2002
                                                                ------------- -------------
                                                                 (Unaudited)
CASH PAID DURING THE YEAR:

  Interest                                                      $          -  $          -
  Income taxes                                                  $          -  $          -

NON-CASH TRANSACTIONS

  Common stock issued for debt                                  $          -  $    247,488
  Common stock issued for services                              $          -  $     15,190



The accompanying notes are an integral part of these consolidated financial statements.

                                       -8-





          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
          Notes to the Consolidated Financial Statements
               March 31, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2003 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the period ended March 31, 2003 that have resulted in an accumulated deficit of approximately $1,130,000 at March 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intent to seek additional financing through new stock issuances and lines of credit. The Company plans to continue generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture and server management.

NOTE 3 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2002 the Company elected to discontinue a software development project begun in a prior year. The Company expensed all previously capitalized amounts related to this project and incurred a non-cash loss of $218,836.

NOTE 4 -  SUBSEQUENT EVENTS

Subsequent to the period ended March 31, 2003, the Company issued 3 million shares of common stock at an average price of $0.02 per share to repay $30,000 of debt. The Company incurred a non-cash loss of $30,000 on the transaction.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, references to "American Stellar," "Merchant Park," "we," "us," and "our" refer to American Stellar Corporation (formerly Merchant Park Communications, Inc.).

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

General
-------

The Company was incorporated on October 14, 1999 in the State of Nevada as Westnet Communications Group, Inc., for the purpose of developing a special interest worldwide web site. In March 2001, the Company acquired Merchant Park Communications, changed its name to Merchant Park Communications, Inc., and changed its business direction to that of the developing proprietary 2nd generation E-business software for licensing to end users and web hosting. In March 2002, the Company discontinued the development of the software due to lack of operating capital and assigned all software and assets to a subsidiary company in exchange for a royalty fee; in September 2004, the assignee abandoned the project due to lack of revenues. Also subsequent to this report, in July 2003, Mr. Peter Matousek resigned as President and CEO and was succeeded Mr. Francis R. Biscan, Jr. At this time the Company elected to pursue a new business direction and entered into an agreement with Armen Energy LLC, whereby it obtained an undivided 45% working interest by way of a
"Farm Out Agreement" on acreage that will be held-by-production.   In November
2003, the Company amended its Articles to reflect a name change to American Stellar Corporation. As of February 2005, three productive wells have been drilled with one additional well in the development stage. Exact flow rates and costs are not yet available.

Results of Operations for the Quarters Ended March 31, 2003 and 2002
---------------------------------------------------------------------

All years stated in this section refer to the first quarter of that year. For 2003, the company did not generate any revenues from any source. In 2002, sales revenue of $14,925 was recorded from web hosting and related services prior to the closing of this service and the laying off of all staff.

General and administrative expense remained virtually the same in both years:
$3,761 in 2003 compared to $4,144 in 2002. Consulting expense of $22,455 was incurred in 2003 for marketing efforts compared to zero in 2002.

Depreciation and amortization for 2003 was recorded as zero due to the write off of all company assets in that year. In 2002 depreciation of $31,685 was recorded.

The Company incurred a loss of $26,216 in 2003 which was the total of general, administrative and consulting expenses, compared to a loss of $191,877 in 2002 due primarily to a loss of $170,500 on extinguishment of debt.

The Company had a cash flow deficiency of $16,786 in 2003 compared to a positive cash flow $6,500 in 2002. Cash in the amount of $45,650 was raised in exchange for company stock in 2003, the proceeds of which were used to settle company debts and obligations.

Liquidity, Capital Resources and Financial Condition
-----------------------------------------------------

As of the three month period ended March 31, 2003 (the "2003 first quarter") the Company had $2,460 in total assets consisting entirely of cash on hand. The Company also had accounts payable of $65,741 consisting mostly of consulting and marketing expenses, a related party payable of $6,183, and accrued interest of $2,941 for total liabilities of $74,865. The Company had no revenues during its 2003 first quarter and did not have sufficient cash to satisfy its operating requirements or service its debt. During the fourth quarter of 2002 the Company had already discontinued its software development project due to this lack of capital.

Financing
---------

Historically, the Company has funded acquisitions and satisfaction of debt through the sale of common stock. The Company sold 2,804,848 shares of common stock for $45,651 during its 2003 first quarter; the shares were utilized to satisfy debt. Management anticipates that net losses will continue for the foreseeable future and expects that any additional capital will likely be provided by possible advances from related parties or private placements of our common stock; there are no agreement with any parties regarding advances, loans or purchases of stock.

If the Company decides to complete a private placement of stock, it will likely rely on exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to the Company's financial needs and the available exemptions. The Company does not currently intend to make a public offering of its common stock. It should also be noted that if the Company issues more shares of our common stock then shareholders may experience dilution in the value per share of their common stock.

Subsequent Events
-----------------

As discussed above, late 2002 the Company ceased its development of propriety technology and the associated business plan to license this software and technology to small business end users. Further, web development and associated services were discontinued with the layoff of all staff. Subsequent to the date of this report, in mid-2003 the Company disposed of all remaining assets and restructured to look for new business opportunities in the energy sector. In October 2003 the Company identified a suitable property in Corsicana, Texas, and entered into a Farm Out Agreement with Armen Energy LLC, whereby it obtained an undivided 45% working interest on a 1,000 acre proprety that will be held-by-production. As of February 2005, three producing wells have been drilled with one additional well in the development stage. Exact flow rates and costs are not yet available.

The Company plans to drill 10 additional wells in 2005 and intends to raise the necessary capital from the sale of its securities and the oil production revenues from the three producing wells.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2003 the Company issued 1,131,208 shares of common stock at $0.005 per share for cash. The proceeds of $5,651 were used to settle Company debts and obligations.

On January 15, 2003 the Company issued 1,673,640 shares of common stock at $0.024 per share for cash. The proceeds of $40,000 were used to settle Company debts and obligations.

All of the above issued shares were issued under section 4(2) of the 1933 securities act and bear a restrictive legend.

As of March 31, 2003 the Company had 35,146,724 shares of common stock issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number                Title


       31.1         Section 302 Certification - CEO
       31.2         Section 302 Certification - CFO
       32.1         Section 906 Certification - CEO
       32.2         Section 906 Certification - CFO

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN STELLAR CORPORATION
                                     (Registrant)


DATE: March 1, 2005
                                     /s/      Francis R. Biscan Jr.
                                  By:_________________________________________
                                              Francis R. Biscan Jr.
                                              President, Chief Executive
                                              Officer and Director


DATE: March 1, 2005               By: /s/     Clifford Brown
                                     _________________________________________
                                              Clifford Brown
                                              Chief Financial Officer
                                              Secretary, Director