Form 10QSB
period 2003-06-30
AMERICAN STELLAR ENERGY INC.
filed 2005-03-07
CIK 1100747

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: JUNE 30, 2003

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

Yes [_]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 - 38,146,724.

Transitional Small Business Disclosure Format (check one). Yes [_]  No [X]

                           FORM 10-QSB



                              INDEX

                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ..................................3

         Condensed Consolidated Balance Sheets for June 30, 2003 and
         December 31, 2002................................................4

         Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended June 30, 2003
         and 2002, and for the Six Months Ended June 30, 2003 and 2002....5

         Condensed Consolidated Statements of Stockholders' Equity
         as of June 30, 2003 and December 31, 2002........................6

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2003 and 2002..........................7

         Notes to Financial Statements....................................9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION OR PLAN OF OPERATION........................10

ITEM 3.  CONTROLS AND PROCEDURES.........................................12

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....13

ITEM 3.  DEFAULTS IN SENIOR SECURITIES...................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13

ITEM 5.  OTHER INFORMATION ..............................................13

ITEM 6.  EXHIBITS........................................................13

SIGNATURES...............................................................14

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our Statements of Operations for the three months ended June 30, 2003 and the six months ended June 30, 2003 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended June 30, 2003 and the six months ended June 30, 2003 are not necessarily indicative of results to be expected for any subsequent period.










          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2003 and December 31, 2002

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                   Consolidated Balance Sheets

                              ASSETS
                              ------
                                                     June 30,    December 31,
                                                        2003          2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                        $      2,376  $      2,441
                                                   ------------- -------------

    Total Current Assets                                  2,376         2,441
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET (Note 3)                          -             -
                                                   ------------- -------------

TOTAL ASSETS                                       $      2,376  $      2,441
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              --------------------------------------

CURRENT LIABILITIES

  Accounts payable                                 $     36,446  $     22,720
  Loan from related party                                28,177        68,619
  Accrued interest                                        2,941         2,941
                                                   ------------- -------------

     Total Current Liabilities                           67,564        94,280
                                                   ------------- -------------

     Total Liabilities                                   67,564        94,280
                                                   ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized of
    $0.001 par value, 38,146,724 and 32,341,876
    shares issued and outstanding, respectively          38,146        32,341
  Additional paid-in capital                          1,078,538       978,693
  Accumulated deficit                                (1,183,364)   (1,104,365)
  Other comprehensive income                              1,492         1,492
                                                   ------------- -------------

    Total Stockholders' Deficit                         (65,188)      (91,839)
                                                   ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      2,376  $      2,441
                                                   ============= =============

       The accompanying notes are an integral part of these consolidated financial statements.


               AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                (Formerly Merchantpark Communciations, Inc.)
    Consolidated Statements of Operations and Other Comprehensive Income
                                (Unaudited)

                        For the Three Months Ended   For the Six Months Ended
                                 June 30,                   June 30,
                       --------------------------- ---------------------------
                             2003          2002         2003         2002
                       ------------- ------------- ------------- -------------
GROSS SALES            $          -  $        473  $          -  $     14,925

COST OF GOODS SOLD                -             -             -             -
                       ------------- ------------- ------------- -------------
NET SALES                         -           473             -        14,925
                       ------------- ------------- ------------- -------------
EXPENSES

  Depreciation and
    amortization                  -        31,685             -        63,370
  Consulting                 22,500        49,933        44,955        49,933
  General and
    administrative              283        28,289         4,044        32,433
                       ------------- ------------- ------------- -------------

    Total Expenses           22,783       109,907        48,999       145,736
                       ------------- ------------- ------------- -------------
LOSS BEFORE OTHER
 INCOME (EXPENSE)           (22,783)     (109,434)      (48,999)     (130,811)
                       ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)

  Interest income                 -             -             -             -
  Interest expense                -             -             -             -
  Loss on extinguishment
    of debt                 (30,000)       35,000       (30,000)     (135,500)
                       ------------- ------------- ------------- -------------
    Total Other Income
    (Expense)               (30,000)       35,000       (30,000)     (135,500)
                       ------------- ------------- ------------- -------------
NET LOSS               $    (52,783) $    (74,434) $    (78,999) $   (266,311)
                       ============= ============= ============= =============
BASIC LOSS PER SHARE   $      (0.00) $      (0.00) $      (0.00) $      (0.01)
                       ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   35,509,361    18,668,018    35,095,597    18,668,068
                       ============= ============= ============= =============

The accompanying notes are an integral part of these consolidated financial statements.




                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                 Consolidated Statements of Stockholders' Equity

                                                           Additional     Other
                                     Common Stock           Paid in    Comprehensive  Accumulated
                                 Shares        Amount       Capital       Income        Deficit
                             ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2001     18,160,400  $     18,160  $    661,929  $        911  $   (426,774)

Stock issued for services
 at $0.027 per share              562,500           565        14,625             -             -

Stock issued for debt at
 $0.50 per share                   44,976            45        22,443             -             -

Stock issued for debt at
 $0.25 per share                  900,000           900       224,100             -             -

Stock issued for cash at
 $0.005 per share               5,750,000         5,750        23,000             -             -

Stock issued for cash at
 $0.001 per share                 250,000           250             -             -             -

Stock issued for debt at
 $0.007 per share               1,000,000         1,000         6,000             -             -

Stock issued for debt at
 $0.006 per share               3,900,000         3,900        19,500             -             -

Stock issued for services at
 $0.027 per share               1,774,000         1,771         7,096             -             -

Currency translation
 adjustment                             -             -             -           581             -

Net loss for the year ended
 December 31, 2002                      -             -             -             -      (677,591)
                             ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2002     32,341,876        32,341       978,693         1,492    (1,104,365)

Stock issued for cash at
 $0.005 per share               1,131,208         1,131         4,519             -             -

Stock issued for cash at
 $0.024 per share               1,673,640         1,674        38,326             -             -

Stock issued for debt at
 $0.02 per share                3,000,000         3,000        57,000             -             -

Net loss for the six months
 ended June 30, 2003                    -             -             -             -       (78,999)
                             ------------- ------------- ------------- ------------- -------------
Balance, June 30, 2003         38,146,724  $     38,146  $  1,078,538  $      1,492  $ (1,183,364)
                             ============= ============= ============= ============= =============

                             Accumulated deficit prior to the development stage      $ (1,104,365)
                             Accumulated deficit during to the development stage          (78,999)
                                                                                     -------------
                                                                                     $ (1,183,364)
                                                                                     =============



The accompanying notes are an integral part of these consolidated financial statements.





                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                            2003           2002
                                                                       ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $    (78,999) $    (266,311)
  Adjustments to reconcile net loss to net cash flows
    used by operating activities:
       Depreciation and amortization                                              -         63,370
       Loss on extinguishment of debt                                        30,000        135,000
       Common stock issued for services                                           -         15,190
  Changes in operating assets and liabilities:
       Increase in prepaids and other assets                                      -         (1,087)
       Increase in accounts payable and other debt                           13,726         10,554
                                                                       ------------- --------------

          Net Cash Flows Used by Operating Activities                       (35,273)       (43,284)
                                                                       ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

          Net Cash Flows Used by Investing Activities                             -              -
                                                                       ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                                               45,650              -
  Repayment of loans from related party                                     (14,045)             -
  Proceeds from loans from related party                                      3,603         43,155
                                                                       ------------- --------------

          Net Cash Flows Provided by Financing Activities                    35,208         43,155
                                                                       ------------- --------------

NET INCREASE (DECREASE) IN CASH                                                 (65)          (129)

CASH AT BEGINNING OF PERIOD                                                   2,441          2,335
                                                                       ------------- --------------

CASH AT END OF PERIOD                                                  $      2,376  $       2,206
                                                                       ============= ==============






The accompanying notes are an integral part of these consolidated financial statements.



                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                                       For the Six Months Ended
                                                                                June 30,
                                                                           2003           2002
                                                                       ------------- --------------
CASH PAID DURING THE YEAR:

   Interest                                                            $          -  $           -
   Income taxes                                                        $          -  $           -

NON-CASH TRANSACTIONS

   Common stock issued for debt                                        $     60,000  $     276,488
   Common stock issued for services                                    $          -  $      15,190



The accompanying notes are an integral part of these consolidated financial statements.



          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
          Notes to the Consolidated Financial Statements
               June 30, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2003 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the period ended June 30, 2003 that have resulted in an accumulated deficit of approximately $1,183,000 at June 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intent to seek additional financing through new stock issuances and lines of credit.
The Company plans to continue generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture and server management.

NOTE 3 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2002 the Company elected to discontinue a software development project begun in a prior year. The Company expensed all previously capitalized amounts related to this project and incurred a loss of $218,836.

NOTE 4 -  SUBSEQUENT EVENTS

Subsequent to June 30, 2003 the Company issued 950,000 common shares in exchange for $11,000 cash. The Company also retired $138,025 of debt through the issuance of 6,019,445 common shares and incurred in the process a non-cash loss of $32,025.

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002
-----------------------------------------------------------------------

All years stated in this section refer to the second quarter of that year. For 2003, the company did not generate any revenues from any source. In 2002, sales revenue of $ 473, was recorded from web hosting and related services prior to the termination of this service and the lay off of all staff.

Consulting and General and administrative expense decreased from $78,222 in 2002 to $22,783 in 2003 due to reduced costs as a result of the company restructure.

Depreciation and amortization for 2003 were recorded as zero due to the write off of all company assets in that year. In 2002 depreciation of $31,685 was recorded.

The Company incurred a loss of $52,783 in 2003 due to restructuring efforts in the absence of revenue. A loss of $74,434 was incurred in 2002 due to remaining operating expenses before the restructure and almost zero revenue.

Results of Operations for the Six Months Ended June 30, 2003 and 2002
---------------------------------------------------------------------

All years stated in this section refer to the six months ended of that year. For 2003, the company did not generate any revenues from any source. In 2002, sales revenue of $ 14,925, was recorded from web hosting and related services prior to the termination of this service and the lay off of all staff.

Consulting and General and administrative expense decreased from $82,366 in 2002 to $48,999 in 2003 as software development and web hosting activities ceased in March 2002 and the Company began a period of restructuring.

Depreciation and amortization for 2003 were recorded as zero due to the write off of all company assets in that year. In 2002 depreciation of $63,370 was recorded.

The Company incurred a loss of $78,999 in 2003 due to restructuring efforts in the absence of revenue. A loss of $266,311 was incurred in 2002 as the Company ceased software development and web hosting activities which failed to be profitable.

The Company had a cash flow deficiency of $35,273 in 2003 and $43,284 in 2002. Cash flow financing was provided to the Company by the sale of Company stock and a small related party loan in 2003 and by related party loans exclusively in 2002. These activities resulted in period end cash balances of $2,376 in 2003 and $2,206 in 2002.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

As of the six month period ended June 30, 2003, the Company had $2,376 in total assets consisting entirely of cash on hand. The Company also had accounts payable of $36,446 consisting mostly of consulting and marketing expenses, a related party payable of $28,177 and accrued interest of $2,941 for total liabilities of $67,564. The Company had no revenues during the first six months in 2003 and did not have sufficient cash to satisfy its operating requirements or service its debt. During the first quarter of 2002 the Company had already discontinued its software development project due to this lack of capital.

Financing
---------

Historically, the Company has funded acquisitions and satisfaction of debt through the sale of common stock. The Company issued 3,000,000 shares of common stock during the second quarter of 2003. This stock was used to satisfy $60,000 in debt to a related party. Management anticipates that net losses will continue for the foreseeable future and expects that any additional capital will likely be provided by possible advances from related parties or private placements of our common stock; there are no agreements with any parties regarding advances, loans or purchases of stock.

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

Subsequent Events
-----------------

As discussed above, in March 2002 the Company ceased its development of propriety technology and the associated business plan to license this software and technology to small business end users. Further, web development and associated services were discontinued with the layoff of all staff. This began a 15 month restructuring period wherein the Company disposed of all remaining assets and looked for new business opportunities in the energy sector. In October 2003 the Company identified a suitable property in Corsicana, Texas, and entered into a Farm Out Agreement with Armen Energy LLC, whereby it obtained an undivided 45% working interest on a 1,000 acre proprety that will be held-by-production. As of February 2005, three producing wells had been drilled with one additional well in the development stage. Exact flow rates and costs are not yet available.

The Company plans to drill 10 additional wells in 2005 and intends to raise the necessary capital from the sale of its securities and oil production revenues from the three producing wells.

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

                   PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2003 the Company issued 3,000,000 shares of common stock at $0.02 per share to satisfy $60,000 of debt to a related party.

All of the above issued shares were issued under section 4(2) of the 1933 securities act and bear a restrictive legend.

As of June 30, 2003 the Company had 38,146,724 shares of common stock issued and outstanding.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number                Title
----------- -----------------------------------

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


                                     AMERICAN STELLAR CORPORATION
                                     (Registrant)


DATE: March 7, 2005
                                      /s/     Francis R. Biscan Jr.
                                  By:_________________________________________
                                              Francis R. Biscan Jr.
                                              President, Chief Executive
                                              Officer and Director


DATE: March 7, 2005               By: /s/     Clifford Brown
                                     _________________________________________
                                              Clifford Brown
                                              Chief Financial Officer
                                              Secretary, Director