Form 10QSB
period 2003-09-30
AMERICAN STELLAR ENERGY INC.
filed 2005-03-09
CIK 1100747

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: SEPTEMBER 30, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________to________________


                 Commission file number 000-29595


                  AMERICAN STELLAR ENERGY, INC.
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

Yes [_]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 45,116,169.

Transitional Small Business Disclosure Format (check one). Yes [_]  No [X]

                           FORM 10-QSB



                              INDEX

                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ..................................3

         Consolidated Balance Sheets for September 30, 2003
         and December 31, 2002............................................4

         Consolidated Statements of Operations and Other
         Comprehensive Income for the Three Months Ended September 30,
         2003 and 2002, and for the Nine Months Ended September 30,
         2003 and 2002....................................................5

         Consolidated Statements of Stockholders' Equity
         as of September 30, 2003 and December 31, 2002...................6

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2003 and 2002....................8

         Notes to Financial Statements...................................10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION OR PLAN OF OPERATION........................11

ITEM 3.  CONTROLS AND PROCEDURES.........................................13

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....14

ITEM 3.  DEFAULTS IN SENIOR SECURITIES...................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............14

ITEM 5.  OTHER INFORMATION ..............................................14

ITEM 6.  EXHIBITS........................................................14

SIGNATURES...............................................................15

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our Statements of Operations for the three months ended September 30, 2003 and the nine months ended September 30, 2003 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.

The results of operations for the three months ended September 30, 2003 and the nine months ended September 30, 2003 are not necessarily indicative of results to be expected for any subsequent period.












          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2003 and December 31, 2002

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
                   Consolidated Balance Sheets

                              ASSETS

                                                  September 30,  December 31,
                                                      2003          2002
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                      $     34,429  $      2,441

     Total Current Assets                              34,429         2,441
                                                 ------------- -------------
PROPERTY AND EQUIPMENT, NET (Note 3)                        -             -
                                                 ------------- -------------

     TOTAL ASSETS                                $     34,429  $      2,441
                                                 ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $      7,541  $     22,720
  Loan from related party                               2,250        68,619
  Accrued interest                                      2,941         2,941
                                                 ------------- -------------

     Total Current Liabilities                         12,732        94,280
                                                 ------------- -------------

     Total Liabilities                                 12,732        94,280
                                                 ------------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized of
   $0.001 par value, 45,116,169 and 32,341,876
   shares issued and outstanding, respectively         45,115        32,341
  Additional paid-in capital                        1,220,594       978,693
  Accumulated deficit                              (1,245,504)   (1,104,365)
  Other comprehensive income                            1,492         1,492
                                                 ------------- -------------

     Total Stockholders' Equity (Deficit)              21,697       (91,839)
                                                 ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     34,429  $      2,441
                                                 ============= =============


      The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
Consolidated Statements of Operations and Other Comprehensive Income
                           (Unaudited)

                        For the Three Months Ended  For the Nine Months Ended
                               September 30,              September 30,
                              2003         2002         2003          2002
                        ------------- ------------- ------------ -------------

GROSS SALES             $          -  $          -  $         -  $     14,925

COST OF GOODS SOLD                 -             -            -             -
                        ------------- ------------- ------------ -------------
NET SALES                          -             -            -        14,925
                        ------------- ------------- ------------ -------------
EXPENSES

  Depreciation and
    amortization                   -             -            -        63,370
  Consulting                  27,800        28,140       72,755        78,073
  General and
    administrative             2,315       105,189        6,359       137,622
                        ------------- ------------- ------------ -------------

    Total Expenses            30,115       133,329       79,114       279,065
                        ------------- ------------- ------------ -------------
LOSS BEFORE OTHER
 INCOME (EXPENSE)            (30,115)     (133,329)     (79,114)     (264,140)
                        ------------- ------------- ------------ -------------
OTHER INCOME (EXPENSE)

  Interest income                  -             -            -             -
  Interest expense                 -        (8,762)           -        (8,762)
  Loss on extinguishment
   of debt                   (32,025)      (24,000)     (62,025)     (159,500)
                        ------------- ------------- ------------ -------------
    Total Other
     Income (Expense)        (32,025)      (32,762)     (62,025)     (168,262)
                        ------------- ------------- ------------ -------------

NET LOSS                $    (62,140) $   (166,091) $  (141,139) $   (432,402)
                        ============= ============= ============ =============

BASIC LOSS PER SHARE    $      (0.00) $      (0.01) $     (0.00) $      (0.02)
                        ============= ============= ============ =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    41,400,287    20,755,573   37,220,918    20,755,573
                        ============= ============= ============ =============











      The accompanying notes are an integral part of these consolidated financial statements.





                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                 Consolidated Statements of Stockholders' Equity

                                                           Additional     Other
                                     Common Stock           Paid in    Comprehensive  Accumulated
                                 Shares        Amount       Capital       Income        Deficit
                             ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2001     18,160,400  $     18,160  $    661,929  $        911  $   (426,774)

Stock issued for services
 at $0.027 per share              562,500           565        14,625             -             -

Stock issued for debt at
 $0.50 per share                   44,976            45        22,443             -             -

Stock issued for debt at
 $0.25 per share                  900,000           900       224,100             -             -

Stock issued for cash at
 $0.005 per share               5,750,000         5,750        23,000             -             -

Stock issued for cash at
 $0.001 per share                 250,000           250             -             -             -

Stock issued for debt at
 $0.007 per share               1,000,000         1,000         6,000             -             -

Stock issued for debt at
 $0.006 per share               3,900,000         3,900        19,500             -             -

Stock issued for services at
 $0.027 per share               1,774,000         1,771         7,096             -             -

Currency translation
 adjustment                             -             -             -           581             -

Net loss for the year ended
 December 31, 2002                      -             -             -             -      (677,591)
                             ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2002     32,341,876        32,341       978,693         1,492    (1,104,365)
                             ------------- ------------- ------------- ------------- -------------















                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
           Consolidated Statements of Stockholders' Equity (continued)



                                                           Additional     Other
                                     Common Stock           Paid in    Comprehensive  Accumulated
                                 Shares        Amount       Capital       Income        Deficit
                             ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2002     32,341,876        32,341       978,693         1,492    (1,104,365)

Stock issued for cash at
 $0.005 per share               1,131,208         1,131         4,519             -             -

Stock issued for cash at
 $0.024 per share               1,673,640         1,674        38,326             -             -

Stock issued for debt at
 $0.02 per share                3,000,000         3,000        57,000             -             -

Stock issued for cash at
 $0.01 per share                  500,000           500         4,500             -             -

Stock issued for cash at
 $0.02 per share                  250,000           250         4,750             -             -

Stock issued for debt at
 $0.02 per share                2,900,000         2,900        55,100             -             -

Stock issued for cash at
 $0.005 per share                 200,000           200           800             -             -

Stock issued for debt at
 $0.02 per share                  600,000           600        11,400             -             -

Stock issued for debt at
 $0.027 per share               2,519,445         2,519        65,506             -             -

Net loss for the nine months
 ended September 30, 2003               -             -             -             -      (141,139)
                             ------------- ------------- ------------- ------------- -------------
Balance, September 30, 2003    45,116,169  $     45,115  $  1,220,594  $      1,492  $ (1,245,504)
                             ============= ============= ============= ============= =============

                             Accumulated deficit prior to the development stage      $ (1,104,365)
                             Accumulated deficit during to the development stage         (141,139)
                                                                                     -------------
                                                                                     $ (1,245,504)
                                                                                     =============


The accompanying notes are an integral part of these consolidated financial statements.


                                       -7-


                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                      Consolidated Statements of Cash Flows



                                                             For the Nine Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                                 2003          2002
                                                            ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                  $   (141,139) $   (432,402)
  Adjustments to reconcile net loss to net cash flows
   used by operating activities:
     Depreciation and amortization                                     -        63,370
     Loss on the extinguishment of debt                           62,025       159,500
     Common stock issued for services                                  -        15,190
  Changes in operating assets and liabilities:
     Decrease (Increase) in prepaids and other assets                  -        (1,087)
     Increase in accrued interest                                      -         8,762
     Increase (decrease) in accounts payable and other debt      (77,204)       69,913
                                                            ------------- -------------
       Net Cash Flows Used by Operating Activities              (156,318)     (116,754)
                                                            ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

       Net Cash Flows Used by Investing Activities                     -             -
                                                            ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                                    56,650        29,000
  Proceeds from loans from related party                         131,656        85,419
                                                            ------------- -------------

       Net Cash Flows Provided by Financing Activities           188,306       114,419
                                                            ------------- -------------
NET INCREASE (DECREASE) IN CASH                                   31,988        (2,335)

CASH AT BEGINNING OF PERIOD                                        2,441         2,335
                                                            ------------- -------------

CASH AT END OF PERIOD                                       $     34,429  $          -
                                                            ============= =============



The accompanying notes are an integral part of these consolidated financial statements.







                  AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
                   (Formerly Merchantpark Communications, Inc.)
                Consolidated Statements of Cash Flows (Continued)


                                                             For the Nine Months Ended
                                                                    September 30,
                                                            ---------------------------
                                                                  2003        2002
                                                            ------------- -------------
CASH PAID DURING THE YEAR:

  Interest                                                  $          -  $          -
  Income taxes                                              $          -  $          -

NON-CASH TRANSACTIONS

  Common stock issued for debt                              $    198,028  $    283,488
  Common stock issued for services                          $          -  $     15,190








The accompanying notes are an integral part of these consolidated financial statements.



          AMERICAN STELLAR ENERGY, INC. AND SUBSIDIARIES
           (Formerly Merchantpark Communications, Inc.)
          Notes to the Consolidated Financial Statements
             September 30, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2003 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the periods ended September 30, 2003 and 2002 that have resulted in an accumulated deficit of approximately $1,245,000 at September 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intent to seek additional financing through new stock issuances and lines of credit.
The Company plans to continue generating revenues through sales of dedicated servers and professional services that include consulting web design, system architecture and server management.

NOTE 3 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2002 the Company elected to discontinue a software development project begun in a prior year. The Company expensed all previously capitalized amounts related to this project and incurred a loss of $218,836.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, references to "American Stellar," "Merchant Park," "we," "us," and "our" refer to American Stellar Energy, Inc. (formerly Merchant Park Communications, Inc.).

Safe Harbor for Forward-Looking Statements

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

General
-------

The Company was incorporated on October 14, 1999 in the State of Nevada as Westnet Communications Group, Inc., for the purpose of developing a special interest worldwide web site. In March 2001, the Company acquired Merchant Park Communications, changed its name to Merchant Park Communications, Inc., and changed its business direction to that of the developing proprietary 2nd generation E-business software for licensing to end users and web hosting. In March 2002, the Company discontinued the development of the software due to lack of operating capital, assigned all software and assets to a subsidiary company in exchange for a royalty fee, and began pursuing a new business opportunity; in September 2004, the assignee abandoned the project due to lack of revenues. During the fourth quarter of 2003, the Company entered into an agreement with Armen Energy LLC, whereby it obtained an undivided 45% working interest by way of a "Farm Out Agreement" on acreage that will be held-by-
production.   In November 2003, the Company amended its Articles to reflect a name change to American Stellar Energy, Inc. As of February 2005, three productive wells have been drilled with one additional well in the development stage. Exact flow rates and costs are not yet available.

Results of Operations for the Three Months Ended September 30, 2003 and 2002
----------------------------------------------------------------------------

All years stated in this section refer to the third quarter of that year. In 2003, the Company did not generate any revenues from any source as the Company continued to seek new direction. In 2002, there was no revenue as web hosting services had been terminated earlier in the year.

Consulting and General and administrative expense decreased from $133,329 in 2002 to $30,115 in 2003 due to reduced costs as a result of the company restructure.

Depreciation and amortization for 2003 were recorded as zero due to the write off of all company assets in that year. In 2002 depreciation was recorded as zero since the software development project had been terminated. This was the only capitalized asset of the Company which was subsequently written off in 2003.

The Company incurred a loss of $62,140 in 2003 due to restructuring efforts in the absence of revenue. A loss of $166,091 was incurred in 2002 due to remaining operating expenses at the beginning of the restructuring and zero revenue.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002
---------------------------------------------------------------------------

All years stated in this section refer to the nine months ended of that year. For 2003, the company did not generate any revenues from any source. In 2002, almost all of the sales revenue of $ 14,925 was recorded in the first quarter and was derived from web hosting and related services prior to the termination of services and the lay off of all staff.

Consulting and General and administrative expense decreased from $215,695 in 2002 to $79,114 in 2003 as software development and web hosting activities ceased in March 2002 and the Company began a period of restructuring.

Depreciation and amortization for 2003 were recorded as zero due to the write off of all company assets in that year. In 2002 depreciation of $63,370 was recorded.

The Company incurred a loss of $141,139 in 2003 due to restructuring efforts in the absence of revenue. A loss of $432,402 was incurred in 2002 as the Company ceased software development and web hosting activities which failed to be profitable.

The Company had a cash flow deficiency of $156,318 in 2003 and $116,754 in 2002. Cash flow financing was provided to the Company by the sale of Company stock and related party loans in both years. These activities resulted in period end cash balances of $34,429 in 2003 and zero in 2002.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

As of the nine month period ended September 30, 2003, the Company had $34,429 in total assets consisting entirely of cash on hand. The Company also had accounts payable of $7,541 consisting mostly of consulting and marketing expenses, a related party payable of $2,250 and accrued interest of $2,941 for total liabilities of $12,732. The Company had no revenues during the first nine months in 2003.

The Company had sufficient cash to service its debts, but not enough to satisfy ongoing operating requirements. During the first quarter of 2002 the Company had already discontinued its software development project due to this lack of capital.

Financing
---------

Historically, the Company has funded acquisitions and satisfaction of debt through the sale of common stock. The Company issued 6,969,445 shares of common stock during the third quarter of 2003. This stock was used to satisfy $138,025 in debts to related parties and raise $11,000 in cash. Management anticipates that net losses will continue for the foreseeable future and expects that any additional capital will likely be provided by advances from related parties or private placements of our common stock. There were no agreements with any parties regarding advances, loans or purchases of stock.

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

Subsequent Events
-----------------

As discussed above, in March 2002 the Company ceased its development of propriety technology and the associated business plan to license this software and technology to small business end users. Further, web development and associated services were discontinued with the layoff of all staff. This began a restructuring period wherein the Company disposed of all remaining assets and looked for new business opportunities in the energy sector. In October 2003 the Company identified a suitable property in Corsicana, Texas, and entered into a Farm Out Agreement with Armen Energy LLC, whereby it obtained an undivided 45% working interest on a 1,000 acre property that will be held-by-production. As of February 2005, three producing wells had been drilled with one additional well in the development stage. Exact flow rates and costs are not yet available.

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


                   PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered securities were issued in the quarter ended September 30, 2003:

..   On July 8, 2003 the Company issued 500,000 shares of common stock at $0.01 per share for $5,000 in cash.

..   On August 5, 2003 the Company issued 250,000 shares of common stock at
    $0.02 per share for $5,000 in cash.

..   On August 12, 2003 the Company issued 1,000,000 shares of common stock at
    $0.02 per share to satisfy $20,000 of debt.

..   On August 12, 2003 the Company issued 1,200,000 shares of common stock at
    $0.02 per share to satisfy $24,000 of debt.

..   On August 12, 2003 the Company issued 700,000 shares of common stock at
    $0.02 per share to satisfy $14,000 of debt.

..   On August 5, 2003 the Company issued 200,000 shares of common stock at
    $0.005 per share for $1,000 in cash.

..   On August 12, 2003 the Company issued 600,000 shares of common stock at
    $0.02 per share to satisfy $12,000 of debt.

..   On September 8, 2003 the Company issued 2,519,445 shares of common stock at $0.027 per share to satisfy $68,025 of debt.

All of the above issued shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

As of September 30, 2003 the Company had 45,116,169 shares of common stock issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

During July 2003, Mr. Peter Matousek resigned as President and CEO and was succeeded by Mr. Francis R. Biscan, Jr. who became President, Chief Executive Officer and a Director at that time.

ITEM 6.  EXHIBITS

Exhibit
Number                Title
------------------------------------------------------
       31.1         Section 302 Certification - CEO
       31.2         Section 302 Certification - CFO
       32.1         Section 906 Certification - CEO
       32.2         Section 906 Certification - CFO

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN STELLAR ENERGY, INC.
                                     (Registrant)


DATE: March 8, 2005
                                  By: /s/     Francis R. Biscan Jr.
                                      ________________________________________
                                              Francis R. Biscan Jr.
                                              President, Chief Executive
                                              Officer and Director


DATE: March 8, 2005               By: /s/     Clifford Brown
                                      ________________________________________
                                              Clifford Brown
                                              Chief Financial Officer
                                              Secretary, Director