Form 10KSB
period 2004-12-31
AMERICAN STELLAR ENERGY INC.
filed 2005-12-16
CIK 1100747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
  [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the fiscal year ended:  DECEMBER 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________to ______

                Commission File Number: 000-27715

                  AMERICAN STELLAR ENERGY, INC.
                  -----------------------------
          (Name of small business issuer in its charter)

           Nevada                                    88-0441332
------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

            2162 Acorn Court, Wheaton Ill.       60187
      -----------------------------------------------------
       (Address of principal executive offices) (Zip Code)

             Issuers telephone number:  (630)462-2079

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the issuer's revenues for its most recent fiscal year.  $ 7,984.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the equity was sold, or the average bid and ask prices of such common equity as of a specified date within 60 days: $2,661,376 (based on 53,227,520 shares held by non-affiliates as of December 12, 2005 multiplied by the average bid/ask price for our common stock on that same date of $0.05 per share.)

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest possible date:   As of December 12, 2005, we
had 62,128,613 shares of common stock outstanding, par value $0.001.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format.  Yes [ ]  No [x]

                  AMERICAN STELLAR ENERGY, INC.

                        TABLE OF CONTENTS

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS..........................................3
ITEM 2.   DESCRIPTION OF PROPERTY..........................................8
ITEM 3.   LEGAL PROCEEDINGS...............................................10
ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..............10


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.............10
ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........13
ITEM 7.   FINANCIAL STATEMENTS............................................16
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE........................................40
ITEM 8A.  CONTROLS AND PROCEDURES.........................................40
ITEM 8B.  OTHER INFORMATION...............................................40


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT................40
ITEM 10.  EXECUTIVE COMPENSATION..........................................43
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.................................44
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................45
ITEM 13.  EXHIBITS........................................................47
SIGNATURES................................................................48


In this annual report references to "American Stellar," "we," "us," and "our" refer to American Stellar Energy, Inc.

                    FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

                              PART I

ITEM 1.   DESCRIPTION BUSINESS

Explanatory Note
----------------

This Annual Report on Form 10KSB is related to our operations during our year ended December 31, 2004 and the related financial statements for that year, and is being filed on a delinquent basis. The information contained below is not indicative of our current business operations as we have redirected our business from oil and gas to mining, which included the disposal of our oil operations during 2005 and the acquisition of interest three gold mining properties.

Historical Development
----------------------

We were incorporated October 14, 1999 in the State of Nevada as Westnet Communications Group, Inc. ("Westnet"), for the purpose of developing a special interest worldwide web site. On April 1, 2001 we acquired Merchantpark Communications, Inc. ("Merchantpark"), a Nevada corporation, in a stock for stock transaction whereby we issued 14,285,400 shares of our common stock to the shareholders of Merchantpark in exchange for all of the outstanding shares of Merchantpark. As a result of the transaction: (i) we acquired all of the assets of Merchantpark subject to its liabilities; (ii) Merchantpark became our wholly owned subsidiary; (iii) our name was changed to Merchantpark Communications, Inc.; and, (iv) the operations of Merchantpark became our operations, that is the development of a proprietary 2nd generation e-business software for licensing to small businesses, web-site development and hosting services.

In March 2002 we discontinued our software development operations due to lack of operating capital. Management began reviewing business opportunities and restructured the company by disposing of all software related assets and liabilities, entering into debt settlement agreements with creditors, and disposing of our inactive subsidiary entities one of which was assigned to a former officer. This assignment included all software and related assets and a commitment by the subsidiary to continue to fund the development of the software platform and applications with a royalty fee to be paid to us.

We were inactive throughout the balance of 2002 and began investigating new business opportunities focusing on the energy sector. We amended our articles to change our name to American Stellar Energy, Inc. in November of 2003 in anticipation of this business direction. In early 2004, management identified a suitable oil prospect, acquired working interest in that prospect, and began operating in the oil and gas industry. Subsequent to the date of this report, we disposed of our oil and gas interests and shifted our ongoing activities to the mining industry. The discussions below relate to our 2004 operations in the oil industry.

Our Business
------------

We are primarily involved in the acquisition, development, production, exploration for, and sale of oil and gas productions in Texas.

     Principal Products or Services and Their Markets
     ------------------------------------------------

          - The Corsicana Field Project -

Our principal product is oil and gas through our working interest in the Corsicana Field Project (the "Corsicana Project"). The property is located in Corsicana, Texas and consists of a 1,000 acre tract of land on which oil fields have been developed since the 1960's with varying degrees of success.

          - Farm Out Agreement with Armen Energy LLC -

Through a "farmout" agreement with Armen Energy LLC, we obtained an undivided 45% working interest on acreage that is held-by-production. Armen Energy LLC ("Armen") had previously obtained from Spartan General Partners ("Spartan") a farmout of 1,000 acres of held-by-production leases with the right to drill and earn an undivided 90% interest in the farmout lands. Armen agreed to carry Spartan for a 10% interest in each well up to 20 wells. It granted American Stellar an undivided working interest by way of a Participation Agreement in January of 2004; the remaining 45% undivided working interest was granted to Koko Petroleum, Inc., an unrelated party.

Upon the purchase of our interest we became responsible for 50% of the estimated costs for drilling and completion of the initial well at which point we were assigned our 45% working interest which equaled a 37% net revenue interest. Net revenues means the percentage of oil and gas left to the working interest participants after reserving for Armen an overriding royalty interest in each lease equal to the difference between current lease burdens and 74%.

Under the agreement the parties agreed that Armen, or a mutually acceptably designee, would become the operator of the wells. We entered into an agreement with Texas MOR, Inc. dba Rife Oil Properties, to be our operator (the "Operator").

Our Chief Executive Officer, Mr. Francis R. Biscan Jr., holds a minority interest in Armen and has also negotiated a "Right of First Refusal" for American Stellar on subsequent properties identified by Armen as having development potential. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

          - Drilling and Production -

The initial well was to test 3 exploratory zones the "Woodbine" the Wolfe City" and one development zone, the "Pecan Gap". This well was initiated in June, 2004. This first well named "1B McKinney" initially produced at the rate of 21.3 barrels of fluids per day. Of this, 10.65 barrels of oil were recovered and 10.65 barrels of "work-over" water. Work-over water is related to drilling, cleaning, and infiltration from the Wolf City, which occurred when the Bridge Plug between the Wolf City and the Pecan Gap was blown out, while fracing the Pecan Gap formation. It was initially thought that this water would be worked off and result in 90% or better, of all fluids produced, being oil, but the integrity of the formation was severely compromised and production declined to just 2 barrels of oil per day. In October, 2004, wells number 2 and 3 were drilled successfully, logged, and completed with Initial Production Rates of 25 and 36 barrels per day.

          - Oil Activities Subsequent to December 31, 2004 -

In January 2005, we acquired a 45% Working Interest in a new property called the "Hill Lease" located on 15.5 acres in Navarro, Texas, which had a well that had been drilled and cased in the Pecan Gap zone, but missed most of the zone with the previous completion. We paid $11,700 for the working interest in the Hill Lease.

By the fall of 2005, our initial production from our three producing wells on the Corsicana property had declined to approximately 5 barrels per day each.

In September, 2005 the "Hill" well was recompleted and resulted in an initial production rate of approximately 6 barrels per day, which declined quickly to about 3 barrels per day.

Although the Corsicana wells were operating economically and generating revenue of approximately $3,000.00 to $4,000 per month, it was determined by management that they were not providing the return on investment necessary to achieve a satisfactory growth rate. In August, of 2005, the Corsicana lease was sold for a contract price of $175,000 which was reduced for early payment to $165,000 which has been paid in full by the purchasers. The Hill lease, after determining production rates was also deemed to be of limited long term value, was subsequently sold for $37,000 in early November, 2005.

     Distribution Methods
     --------------------

We are dependent on the Operator to market any oil production from our wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. We rely on the Operator's ability and expertise in the industry to successfully market the same. Prices at which the Operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the Operator. The Operator believes any oil produced can be readily sold to a number of local buyers.

     Competitive Business Conditions, Competitive Position in the Industry; Methods of Competition Sources and Availability of Raw Materials
     ----------------------------------------------------------------

There are a large number of companies and individuals engaged in the exploration for and development of oil and gas properties. Competition is intense for the acquisition of oil and gas leases suitable for exploration, the purchase or sale of producing properties and the raising of capital. We are small and inexperienced and must compete with much larger companies which are better capitalized, have considerably more experience in the oil and gas industry, are better able to fund drilling enterprises, and are better able to take advantage of the increased oil prices or respond readily to negative situations which impact the oil market.

     Sources and Availability of Equipment/Raw Materials
     ---------------------------------------------------

In the past, increased drilling activities from time to time have created certain shortages of equipment necessary in the drilling and or completion of wells. Due to shortage of such equipment and to generally inflationary trends, and the age and condition of much of the existing equipment, prices at
which equipment is available have escalated.   Although we have suffered no
problems to date as to equipment shortages, we have incurred certain expenses due to our investment in older equipment (as part of our working interest obligations). There is always the possibility that current equipment in use due to age and/or lack of proper maintenance could fail to perform properly forcing expensive repairs and/or costly delays to the working interest participants, one of which will be American Stellar, or the purchase of additional new or used equipment which could be delayed if shortages of equipment exist. In addition, there is no guarantee that equipment will be available at such times as the Program begins developing other properties.

     Dependence on a Few Major Customers
     -----------------------------------

We are not dependent on a few major customers, but rather are dependent on the Operator's ability to market crude oil to various purchasers.

     Patents, Trademarks Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts
     -------------------------------

We have no patents, trademarks or trade names nor do we it anticipate applying for the same. We do not have any licenses, concessions, franchises, or labor contracts. We have contracts regarding overriding royalty in our oil production which is discussed under "Business of the Company, the Farmout Agreement with Armen Energy" above. In addition, as part of our corporate restructure in 2002, two subsidiary entities were closed and one subsidiary entity, Caged Iron Technologies, Inc., was assigned to a former officer. This assignment included all software and related assets and a commitment to continue to fund the further development of the software and platform applications with no further funding required from us. A royalty fee of 15% was to be applicable to American Stellar on income generated from the software and applications for a term of 1.5 years. We did not receive any royalty revenues under the agreement as the development of the software program was not pursued by the assignor and the agreement has expired.

     Effect of Existing or Probable Government Regulations
     -----------------------------------------------------

The areas of oil and gas exploration have become highly regulated by the State and Federal governmental agencies although the Operator is experienced in the area of oil and gas operations and has not encountered any unknown, unanticipated or additional expenses or problems due to government regulations. There is no guarantee, however, that new rules and regulations may not be adopted either at a State or Federal level which would adversely affect our oil and gas operations.

     Research and Development
     ------------------------
     None.


     Costs of Compliance with Environmental Laws
     -------------------------------------------

In the conduct of its drilling operations, the Operator may encounter natural hazards, such as unusual or unexpected rock formations or pressures, or other conditions not anticipated which could result in substantial cost overruns or the inability of the Operator to drill and complete the well which otherwise might be productive. The insurance against these hazards that the Operator may carry may be insufficient to offset all such contingencies. The Corsicanna Project may also be subject to liabilities for pollution or other damages, both environmental or otherwise, against which it cannot insure or the Operator chooses not to insure, due to premium costs or other reasons. Accordingly, it is possible that we could incur substantial liabilities to third parties including liabilities for environmental clean-up which could reduce funds available for exploration and development or reduce our revenues. Although typically a well that has excess water in production becomes economically unfeasible for production and is subsequently capped, there are strict laws regarding disposal of water from oil wells which can be extremely expensive to comply with. The Operator of the wells has experience in these types of wells and operates the same in a manner which minimizes the risks inherent in such a well. However, our wells have experienced water in production which is costly to dispose of.

     Number of Employees
    --------------------

We do not have any employees except our two officers.

     Other Activities Subsequent to December 31, 2004 -
     Acquisition of Mining Interests in Chihuahua Mexico
     ---------------------------------------------------

The following activities have occurred subsequent to the date of this report which are not related to ongoing oil operations in 2004:

..    Acquisition of Amermin S.A. de C.V. subsidiary:  In May of 2005 we exercised an option to acquire a 97% working interest in Amermin S.A. de C.V. ("Armermin"), a mining company in Chihuahua, Mexico by making initial cash payments towards the purchase of La Currrita mining concessions and one other mining project.

..    La Currita Mining Concessions: Also in May of 2005 we entered into an agreement to purchase 100% of the assets and concession rights in property in Chihuahua, Mexico known as "La Currita". The agreement was entered into through our 97% owned Mexican subsidiary, Armermin. La Currita is a set of 3 mineral concessions including 4 mines and a 150 ton a day flotation mill for processing ore. The total purchase price is $1.2 million of which we have paid $225,000 with 19 monthly installments due of $50,000. We will lose our rights to this property should we fail to make two consecutive payments and forfeit all previous payments. The mill currently processes 80 tons of gold/silver per day with varying consistency

..    San Miguel Mining Concessions: Also in May of 2005, we paid $10,000 to enter into an option agreement to purchase 100% of the rights to 12 undeveloped concessions located in Chihuahua, Mexico known as "San Miguel" through our Mexican subsidiary, Amermin. Development of this concession is contingent on the results of a title search.
..    La Millionaire Mining Concessions: In June 2005, through our subsidiary
     Amermin, we paid $100,000 to enter into an option on "La Millionaire", a set of four mineral concessions on 2,162 acres in Chihuahua, Mexico. The option agreement allows us to enter a joint venture to earn a 60% interest in La Millionaire once we spend an additional $350,000 within 7 years over the initial $100,000 to put the property into production. Once La Millionaire is in production, we will receive 100% of the profits until our original $450,000 investment has been repaid. After that, we participate at a rate of 60%. If we fail to make the required investment we may lose our interest in La Millionaire and forfeit all payments.

..    Paramount Joint Venture: In August 2005, Armermin entered into an option agreement with Paramount Gold Mining Corp. ("Paramount") for the sale of the San Miguel mining concessions. Paramount made an initial payment to us of $50,000 for the option to acquire a 35% interest in the San Miguel concessions. Pending results of a title search, Paramount agreed to pay $250,000 to purchase a 25% interest in the concessions; a further payment of $100,000 will increase Paramount's interest to the 35%. To maintain its interest, Paramount is required to make a yearly payment of $50,000 or an equivalent value of its shares, on the anniversary date of the agreement. Paramount may increase its interest in San Miguel to 55% once certain conditions are met: it spends $1,000,000 on exploration and development, and issues us 700,000 of its restricted shares. Paramount has the further option to increase is interest to 70% by spending an additional $1.5 Million over and above the $1,000,000 spent on exploration and development within 30 months and through the issuance of an additional 200,000 shares. The option to finalize this agreement was extended to November 30, 2005 and Paramount exercised the option subsequent to the year end.

ITEM 2.  DESCRIPTION OF PROPERTY

Offices
-------

American Stellar operates from premises shared and supplied by our President at no cost. The premises are adequate to represent our interests until such time as additional space is required.

Location and Description of Oil Properties
------------------------------------------

We own a 45% working interest in 1,000 farmout acres held-in-production in Corsicana, Texas located in Navarro County. The Corsicana Prospect is comprised of oil bearing rocks under a shallow old oil field. The area is oil rich, having produced over 250 million barrels of oil from shallow oil sands within a 6-mile radius of prospect acreage since the 1950's. Acreage is in structurally high "good" position to test three oil-bearing zones. All zones have produced oil or have oil shows downdip in surrounding wells. Seismic shows good structural position to trap oil and gas in deeper zones. Our drilling prospect is located under the Mildred Pool of the Corsicana Field and is one of the oldest oil fields in Texas producing from a depth of 1,000 ft below the surface.

Reserves Reported to Other Agencies
-----------------------------------

None.

Production
----------

The initial well was to test 3 exploratory zones the "Woodbine" the Wolfe City" and one development zone, the "Pecan Gap". This well was initiated in June, 2004. This first well named "1B McKinney" initially produced at the rate of 21.3 barrels of fluids per day. Of this, 10.65 barrels of oil were recovered and 10.65 barrels of "work-over" water. Work-over water is related to drilling, cleaning, and infiltration from the Wolf City, which occurred when the Bridge Plug between the Wolf City and the Pecan Gap was blown out, while fracing the Pecan Gap formation. It was initially thought that this water would be worked off and result in 90% or better, of all fluids produced, being oil, but the integrity of the formation was severely compromised and production declined to just 2 barrels of oil per day. In October, 2004, wells number 2 and 3 were drilled successfully, logged, and completed with Initial Production Rates of 25 and 36 barrels per day.

The following table summarizes net volumes of oil produced and sold, and the average prices received for such sales from all properties in which American Stellar held an interest at December 31, 2004. We did not have an interest in any oil producing properties prior to 2004.

                                             Year Ended December 31,
                                        2002         2003         2004 (1)
                                    _________________________________________

Average Sales Price ($/Bbl)         $      -    $      -     $   41.19
Production Data No. of Barrels(2)          -           -        181.62
Lifting Costs per barrel(3)         $      -    $      -     $    7.55
Taxes per barrel (4)                $      -    $      -     $    2.03
_____________________________________________________________________________

(1) Is for Oct/Nov/Dec of 2004 - we did not have revenues from production prior to that.

(2)  Our share of production of 403.6 bbls. total in 2004 at 45%
     (Oct/Nov/Dec 04)

(3) Lifting costs includes monthly recurring costs of producing and marketing oil and gas, including costs incurred for labor, fuel, repairs, hauling, materials, supplies, utilities, and other costs incident thereto, insurance and casualty loss expense, and compensation to well operators for other services rendered in conducting such operations.

(4)  Average taxes per barrel were $2.03 and are comprised of severance taxes.

Productive Wells and Acreage
----------------------------

As of December 31, 2004, we had three net productive wells each on 40 acres, all of which were producing as of that date, in which we own a 45% working interest.

The following table sets forth information regarding the number of productive wells in which we had a working interest as of December 31, 2004. Productive wells are either producing wells or wells capable of production although currently shut-in. One or more completions in the same bore hole are counted as one well.

               Gross Productive Wells        Net Productive Wells
                Total No. of Wells in which   Sum of Total Amount of
       Type     Working Interest is Owned     Working Interest in Gross Wells
     ---------  ----------------------------  -----------------------------
       Oil                 3                        1.35

The following table sets forth the approximate developed and undeveloped acreage in which we held a leasehold, mineral or other interest as of December 31, 2004. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas of oil, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of fractional interests owned in gross acres expressed in whole numbers and fractions thereof.

                 Developed    Developed    Undeveloped   Undeveloped
     Location    Gross        Net          Gross         Net
     -----------------------------------------------------------------

     Texas         120          54           880           396

Drilling Activity
-----------------

     The following tables sets forth the results of our drilling activity net to our interest since we acquired our interest in early 2004:

                               Year Ended
                               December 31,
                                  2004
                               -----------

     Development Wells Gross:
            Productive              3
            Dry Holes               0
               Total                3
     Development Wells Net:
            Productive            1.35
            Dry Holes               0
     Exploratory Wells              0

Delivery Commitments
---------------------

The Operator has no delivery commitments on any of the production on any of the our producing wells.

Present Activities
------------------

We had no current activities at our year end except sale of production on our three producing wells and the intention to acquire a fourth working interest in another property.

Subsequent Events Related to Our Properties
-------------------------------------------

In January of 2005 we acquired a 45% working interest in the 15.5 acre Hill lease with one existing well in Navarro County, Texas for $11,700.

In August 2005, we sold our working interest in our Cosicana 1000 acre farmout, which included the three producing wells, for $165,000 which has been fully paid.

In November 2005, we sold our interest in the Hill lease for $37,000.

Beginning in May of 2005, we also acquired mining interests in Chihuahua Mexico through various agreements which are discussed further under "Business
- Other Activities Subsequent to December 31, 2004 - Acquisition of Mining Interests in Chihuahua, Mexico", above.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.



                             PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The principal market for our common stock is NQB: Pink Sheets and our common shares are traded over-the-counter under the symbol "ARMS." The following table presents the range of the high and low bid of our common stock for each quarter for the past two years. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

       Year    Quarter Ended   Low Bid    High Bid
       ------- --------------  --------   --------

       2004    March 31        $ 0.04     $ 0.16
               June 30           0.045      0.11
               September 30      0.03       0.09
               December 31       0.035      0.125

       2003    March 31        $ 0.001    $ 0.001
               June 30           0.001      0.015
               September 30      0.013      0.045
               December 31       0.03       0.05

Our shares were formerly listed on the NASD OTC Bulletin Board. We intend to apply for re-listing on that over-the-counter exchange once we back in compliance with our reporting obligations under the 1934 Act.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders
--------

We currently have 479 shareholders.

Dividends
---------

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities
---------------------------------------

The following discussion describes all securities sold by American Steller Energy Corporation during the year ended December 31, 2004 that have not been previously disclosed.

..    On January 1, 2004 we issued 550,000 unregistered common shares to
     Alexander Anderson, a then officer and director. The shares were issued for services rendered to American Stellar in his capacity of CFO and
     valued at $0.05 per share or $37,500.   We relied on an exemption from
     registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

..    On February 2, 2004 we issued shares of our common stock to two individuals: Jeremy T. Ross, 250,000 shares, and Andrew Hill, 45,000 shares. The shares were issued for services and valued at $0.05 per share or a total of $14,750. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
     Section 4(2) of the Securities Act.

..    On March 3, 2004, we issued 45,000 shares to Mr. Clayton Smith for $0.14 per share or a total of $6,300 in services performed. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

..    On April 27, 2004, we issued an aggregate of 2,807,000 of our unregistered common shares to nine individuals who purchased shares at various prices from $.05 - $.10 per share for a total of $164,020 in cash received between February 20, 2004 and March 15, 2004. One of those individuals was an affiliate at the time of the transaction, Mr. Francis Biscan Jr., our CEO, who purchased 650,000 shares at $0.06 per share.
     We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

..    On June 25, 2004, we issued 1,620,000 to three individuals: Clayton
     Smith, Francis Biscan Jr. and Alexander Anderson, for $66,600 worth of services. Mr. Biscan, our CEO, received his 1,200,000 shares in lieu of payment under an employment compensation plan for services valued at $48,000; Mr Anderson, an officer and director at the time of the transaction, received 375,000 shares for services valued at $15,000; Clayton Smith, received 45,000 shares as payment for services rendered
     valued at $3,600 or $.14 per share.   We relied on an exemption from
     registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

..    On November 11, 2004 we issued 500,000 shares to BC Ltd. for $0.07 per
     share. the shares were issued for services valued at $35,000.   We relied
     on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

..    On December 31, 2004, we issued 50,000 shares to Leonard T. Martz.  These shares have not been paid for,  Mr. Martz does not want the shares, and
     they will be cancelled.   We relied on an exemption from registration for
     a private transaction not involving a public distribution provided by
     Section 4(2) of the Securities Act.

In connection with each of these isolated issuances of our securities, we believe that each purchaser:

..    Was aware that the securities had not been registered under federal securities laws;

..    acquired the securities for his/hers/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;

..    understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and

..    was aware that the certificate representing the securities would bear a legend restricting their transfer.

Issuer Purchase of Securities
-----------------------------

None.


ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

In March 2002 we discontinued our software development operations due to lack, of operating capital. This included the disposal of our software related assets and liabilities, entering into debt settlement agreements with creditors, and disposing of our inactive subsidiary entities one of which was assigned to a former officer. We began seeking business opportunities in the energy sector during 2003, and, in early 2004, management identified a suitable oil prospect, acquired working interest in that prospect, and began operating in the oil and gas industry. American Stellar is considered a development stage company and as such our statements of operations, stockholders' equity and cash flows disclose activity since inception. This discussion relates to our operations during our fiscal year ended 2004 and should be read in conjunction with the financial statements and notes which follow under ITEM 7. FINANCIAL STATEMENTS.

Results of Operations
---------------------

We began realizing revenues from oil production during the fourth quarter of 2004 and had $7,984 in revenues. For the year ending December 31, 2003 the company did not generate any revenues from any source. The costs of those revenues which mostly consists of oil production costs were $910 approximately 11.5% of revenues. We also experienced depreciation on equipment, depletion, and an amortization expense of $2,488. None of these expenses were incurred in the prior year as depreciation and amortization for 2003 was recorded as zero due to the write off of all of our assets in that year.

Our consulting expenses increased by 336% between the two years, from $75,800 in 2003 to $330,308 in 2004. Our general administrative also increased from $17,718 to $46,142 in the 2004 year. Total operating expenses in 2004 equaled $379,848 compared to $93,518 in 2003. The substantial increase in consulting and general and administrative between the two years is the result of the shift from minimal operations in 2003 to our new business operations in 2004 and the related costs associated with gearing up those operations. The largest component of our expenses in 2004 was consulting costs and includes the compensation paid to our officers under employment agreements for services rendered.

Other expenses included a $671 interest expense in 2004. In 2003 we incurred a loss on the extinguishment of debt of $62,025; we had no similar expense in 2004.

For the year ending December 31, 2004, we incurred a net loss of $372,777 (including a foreign currency translation of $342) which reflects an increase from the prior year net loss of $155,543.

Liquidity and Capital Resources
-------------------------------

The following discussion is based on our financial condition as of December 31, 2004 and our liquidity and capital resources at that time as it related to our then existing operations in the oil industry.

Our monthly cash outflows are primarily related to consulting services costs, and the expenses and day to day operations as we attempt to develop our oil business, as well oil production costs. These cash outflows exceed monthly cash inflows based on lack of volume on oil production as we have only three producing wells. Increasing volume will require higher profit margins and higher production volume both of which will require additional investment in oil and gas producing properties. We have $13,459 in cash as of December 31, 2004 to fund operations as well as revenues averaging $3,000- $4,000 per month from oil producing activities. We need to increase oil production significantly to provide positive cash flow. We also frequently accrue compensation to our executive officers because of our lack of cash flows. In each of the last two years various individuals have agreed to accept stock as payment for services and accrued compensation. During 2004 we paid all of our officers' compensation in stock.

We had a cash flow deficiency related to operating activities of $240,530 in 2004 compared to $168,555 in the year ending December 31, 2003. The cash flow financing was provided from loans raised from related parties of $84,109, the sale of common stock for $164,020, and subscriptions received for $148,000 for shares of stock in lieu of compensation. These activities resulted in cash on hand as at December 31, 2004 of $13,459 to fund ongoing company operating expenses.

We had total assets as of December 31, 2004 of $183,045. This includes our current assets comprised of accounts receivable of $7,984 (which consists of oil revenues receivables) and cash of $13,459. Our investment in proved oil and gas properties are capitalized as well as the related equipment and are recorded on the balance sheet as proved natural gas and oil properties and Equipment of $161,602.

Our liabilities consist of loans from related parties in the amount of $86,359 of which $60,000 is loan from our CEO with interest of 6%, due and payable on December 31, 2005, and may be converted into common stock at $0.03 per share. The balance consists of a short term $23,390 loan from that same officer, accrued interest of $671, and a loan from our director of $2,298.

Financing
---------

We operate in a very competitive industry in which large amounts of capital are required in order to continually acquire, explore and develop properties. Most of our competitors have significantly greater capital resources than we have. We believe that in order to increase cash flows we must increase oil production which will require spudding new wells on existing properties or the acquisition of additional properties. Cash flows from existing operations are not sufficient to provide for our day to day administrative costs or any expansion into additional properties, or the drilling of additional wells.

In the past we have relied on loans from related parties and sales of our stock to fund operations. If we rely on equity offerings for funding, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

During 2004 we funded our operations, which included intangible costs associated with acquisition and development of our oil properties, with sales of 2,807,000 shares of our common stock for $164,020, loans from related parties totaling $84,109, and subscriptions for our common stock of $148,000 which consist of accrued salaries due our principals and others for the second half of 2004 for which they agreed to take stock.

Trends, Uncertainties and Risks
-------------------------------

The following risks, trends and uncertainties relate to our oil operations as conducted during our year ended December 31, 2004. Our oil operations were disposed of in their entirety as of November 2005.

     *  Price of Oil   Revenues generated from oil production are highly
dependent on the price of crude oil. Fluctuations in type and usage of energy make it difficult to estimate future prices of crude oil which has seen record highs in recent months but is very volatile. Such fluctuations of prices are caused by a number of factors beyond control, including regional and international demand, energy legislation, and the abundance of alternative fuels. International political and economic conditions have significant impact on the price of crude oil as well as natural disasters. Although prices have been high in the past year, the competition to acquire good producing properties has increased and the return on investment in potentially productive of producing properties may not be sufficient to make it economical for our company to continue to operate in this particular business.

     *  Reliance on Others   We are highly dependent on the Operator of our
wells and must rely on their expertise and for both the operation of the wells and sale of crude oil to distributors.

     *  Lack of Diversification   We have only one business that of oil and
gas exploration and development. In that area, we have one material investment, three producing wells and no diversification into other areas of oil and gas exploration or any other type of business. Our failure to continue seeing revenues from its current operations could have a material adverse effect on our operations. In response to this risk, management investigated other business opportunities and diversified into the mining industry during 2005.

     *  Environmental Regulation    The oil and gas industry is subject to
substantial regulation with respect to discharge of materials into the environment or otherwise relating to the protection of the environment. Exploration, development and production of oil and gas are regulated by various government agencies with respect to storage and transportation of hydrocarbons and clean-up of sites of wells. Many of these activities require government approval before underwriting the costs associated with compliance with applicable laws and regulations which have increased the costs associated with planning, designing, drilling, installing, operating, and plugging and abandoning a well. To the extent the Company owns an interest in a well, it may be responsible for costs of environmental regulation compliance even well after the plugging and abandoning of that well.

     *  Operating Hazards/Uninsured Risks.    Operation of an oil and gas well
is subject to risks such as blowouts, cratering, pollution, and fires,   any
one of which could result in damage or destruction of the well or production faults or persons working. The operator of the well may be unable to purchase adequate insurance against all of the risks. Occurrence of a significant event could have a material adverse effect on the Company's business.

     *  Competition   we compete with  many other oil and gas companies which
are better capitalized and have more experience in the industry than we do. Our lack of experience could adversely affect our chances to compete in an industry dominated by larger more experienced firms.

     * Limited Operating History -- we have a limited operating history in this field and have recognized limited revenues from operations. Accordingly, there can be no assurance that we can operate at a profitable level.

     *  Limited Experience in the Oil and Gas Business   Our officers and
directors have no experience in the oil and gas industry and this lack of experience could adversely affect the our chances of success.

     * Going Concern - our auditor has issued a going concern statement in their report and in Note 2 of our financial statements. We have incurred losses for the fiscal year ended December 31, 2004 resulting in an accumulated deficit as of that date of $1,632,443 which raises substantial doubt as to our ability to continue as a going concern.

Off-balance Sheet Arrangements
------------------------------

None


ITEM 7.   FINANCIAL STATEMENTS


The following financials statements for American Stellar Energy, Inc. are included and begin the following page:

Report of Independent Public Accounting Firm..........................F-1

Consolidated Balance Sheets for the Years Ended
December 31, 2004 and 2003............................................F-2

Consolidated Statements of Operations for the Years
Ended December 31, 2004 and 2003 and from inception
through December 31, 2004.............................................F-3

Consolidated Statements of Stockholders' Equity
(Deficiency)from inception to December 31, 2004.......................F-4-8

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2004 and 2003 and from inception
through December 31, 2004.............................................F-9

Notes to the Consolidated Financial Statements........................F-10

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of American Stellar Energy, Inc.
(formerly Merchantpark Communications, Inc.)
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of American Stellar Energy, Inc. (formerly Merchantpark Communications, Inc.) (the "Company") (a Development Stage Company) as at December 31, 2004, the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2004 and for the cumulative period from inception on December 5, 2000 to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the Company's consolidated financial statements as of and for the year ended December 31, 2003, and the cumulative data from inception on December 5, 2000 to December 31, 2003 in the consolidated statements of operations, stockholders' equity (deficiency) and cash flows, which were audited by other auditors whose report, dated November 15, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception on December 5, 2000 to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Stellar Energy, Inc. (formerly Merchantpark Communications, Inc.) (a Development Stage Company) as at December 31, 2004 and the results of its operations and its cash flows for the year then ended, and for the period from inception on December 5, 2000 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ TELFORD SADOVNICK, P.L.L.C.

                              CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
December 9, 2005

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                    Consolidated Balance Sheet
                 As at December 31, 2004 and 2003

                                                        2004         2003
                                                   ------------- -------------
                              ASSETS
                              ------
CURRENT ASSETS

  Cash                                             $     13,459   $    22,192
  Accounts receivable                                     7,984             -
                                                   ------------- -------------

                                                         21,443        22,192
PROVED NATURAL GAS AND OIL PROPERTIES
 AND EQUIPMENT                                          161,602             -
                                                   ------------- -------------

                                                   $    183,045  $     22,192
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $          -  $      9,708
  Loans from related parties                             86,359         2,250
  Accrued interest                                            -         2,941
                                                   ------------- -------------
                                                         86,359        14,899
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common voting stock: 100,000,000
    shares authorized of $0.001 par value,
    49,733,169 (2003 - 45,116,169) shares
    issued and outstanding                               49,734        45,117
  Share subscriptions received                          148,000             -
  Additional paid-in capital                          1,530,145     1,220,592
  Accumulated deficit                                (1,632,443)   (1,259,908)
  Other comprehensive income                              1,250         1,492
                                                   ------------- -------------
                                                         96,686         7,293
                                                   ------------- -------------

                                                   $    183,045  $     22,192
                                                   ============= =============




      The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

              Consolidated Statements of Operations

                                                                 From
                                                                 Inception
                                                                 December 5,
                                          For the Year Ended     2000 to
                                             December 31         December 31,
                                         2004           2003     2004
                                     ------------- ------------- -------------
REVENUE
  Revenue from website development
   and software                      $          -  $          -  $    168,209
  Oil revenue                               7,984             -         7,984
                                     ------------- ------------- -------------

                                            7,984             -       176,193
                                     ------------- ------------- -------------
EXPENSES
  Consulting                              330,308        75,800       708,445
  General and administrative               46,142        17,718       404,985
  Depreciation, depletion
     and amortization                       2,488             -       199,278
  Oil production costs                        910             -           910
  Software development costs                    -             -        55,812
                                     ------------- ------------- -------------

                                          379,848        93,518     1,369,430
                                     ------------- ------------- -------------

LOSS BEFORE OTHER EXPENSES               (371,864)      (93,518)   (1,193,237)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSES)
  Interest expense                           (671)            -       (11,387)
  Interest income                               -             -           442
  Loss on disposal of assets                    -             -      (218,836)
  Loss on extinguishments of debt               -       (62,025)     (209,425)
                                     ------------- ------------- -------------

                                             (671)      (62,025)     (439,206)
                                     ------------- ------------- -------------

NET LOSS                                 (372,535)     (155,543)   (1,632,443)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation               (242)            -         1,250
                                     ------------- ------------- -------------

NET LOSS                             $   (372,777) $   (155,543) $ (1,631,193)
                                     ============= ============= =============

NET LOSS PER COMMON SHARE - BASIC    $      (0.00) $      (0.00)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - BASIC     47,713,293    39,210,954
                                     ============= =============

      The accompanying notes are an integral part of these consolidated financial statements.



                           AMERICAN STELLAR ENERGY, INC.
                   (Formerly Merchantpark Communications, Inc.)
                           (A Development Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficiency)

                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance at Inception
December 5, 2000              -  $      -  $        -  $          -  $       -    $         -  $          -

Common stock issued
to founders for cash
at $0.001 per share   4,000,000     4,000           -             -          -              -         4,000

Net loss                      -         -           -             -          -         (8,901)       (8,901)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2000     4,000,000     4,000           -             -          -         (8,901)       (4,901)

Common stock issued
in exchange for 100%
of common stock of
Merchantpark.com      1,500,000     1,500      (1,500)            -          -              -             -

Common stock issued
for cash              2,491,583     2,491     151,892             -          -              -       154,383

Common stock issued
for services          4,645,261     4,645      77,289             -          -              -        81,934

Common stock issued
in exchange for 100%
of shares of Caged
Iron Technologies     2,000,000     2,000     100,472             -          -              -       102,472



                                                                                               (Cont'd...)





                           AMERICAN STELLAR ENERGY, INC.
                   (Formerly Merchantpark Communications, Inc.)
                           (A Development Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficiency)

                                                                                                  Total
                        Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------

(Cont'd...)

Common stock issued
for debt                459,000       459      45,441             -            -            -        45,900

Common stock issued
for assets            3,064,556     3,065     300,935             -            -            -       304,000

Stock offering costs          -         -     (12,600)            -            -            -       (12,600)

Currency translation
adjustment                    -         -           -             -          911            -           911

Net loss                      -         -           -             -            -     (417,873)     (417,873)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2001    18,160,400    18,160     661,929             -          911     (426,774)      254,226

Stock issued for
services at $0.027
per share               562,500       563      14,627             -            -            -        15,190

Stock issued for
debt at $0.50 per
share                    44,976        45      22,443             -            -            -        22,488

Stock issued for
debt at $0.25 per
share                   900,000       900     224,100             -            -            -       225,000

                                                                                                 (Cont'd...)


                                        F-5



                           AMERICAN STELLAR ENERGY, INC.
                   (Formerly Merchantpark Communications, Inc.)
                           (A Development Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficiency)


                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)

Stock issued for
cash at $0.005 per
share                 5,750,000     5,750      23,000             -            -            -        28,750

Stock issued for
cash at $0.001 per
share                   250,000       250           -             -            -            -           250

Stock issued for
debt at $0.007 per
share                 1,000,000     1,000       6,000             -            -            -         7,000

Stock issued for
debt at $0.006 per
share                 3,900,000     3,900      19,500             -            -            -         23,400

Stock issued for
services at $0.005
per share             1,774,000     1,774       7,093             -            -            -          8,867

Currency translation
adjustment                    -         -           -             -          581            -            581

Net loss                      -         -           -             -            -     (677,591)     (677,591)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2002    32,341,876    32,342     978,692             -        1,492   (1,104,365)      (91,839)

Stock issued for
cash at $0.005 per
share                 1,131,208     1,132       4,519             -            -            -          5,651

Stock issued for
cash at $0.024 per
share                 1,673,640     1,674      38,326             -            -            -         40,000

Stock issued for
debt at $0.02 per
share                 3,000,000     3,000      57,000             -             -           -         60,000

                                                                                                 (Cont'd...)





                           AMERICAN STELLAR ENERGY, INC.
                   (Formerly Merchantpark Communications, Inc.)
                           (A Development Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficiency)


                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)

Stock issued for
cash at $0.01 per
share                   500,000       500       4,500             -            -            -         5,000

Stock issued for
cash at $0.02 per
share                   250,000       250       4,750             -            -            -         5,000

Stock issued for
debt at $0.02 per
share                 2,900,000     2,900      55,100             -            -            -        58,000

Stock issued for
cash at $0.02 per
share                   200,000       200         800             -            -            -         1,000

Stock issued for
debt at $0.02 per
share                   600,000       600      11,400             -            -            -        12,000

Stock issued for
debt at $0.027 per
share                 2,519,445     2,519      65,505             -            -            -        68,024

Net loss                      -         -           -             -            -     (155,543)    (155,543)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2003    45,116,169    45,117   1,220,592             -        1,492   (1,259,908)       7,293

Stock issued for
services at $0.05
per share               845,000       845      41,405             -            -            -       42,250

Stock issued for
cash at $0.05 per
share                   520,000       520      25,480             -            -            -       26,000

                                                                                                 (Cont'd...)






                           AMERICAN STELLAR ENERGY, INC.
                   (Formerly Merchantpark Communications, Inc.)
                           (A Development Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficiency)


                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)

Stock issued for
cash at $0.06 per
share                 2,267,000     2,267     133,753             -            -            -       136,020

Stock issued for
cash at $0.10 per
share                    20,000        20       1,980             -            -            -         2,000

Stock issued for
services at $0.14
per share                45,000        45       6,255             -            -            -         6,300

Stock issued for
services at $0.08
per share                45,000        45       3,555             -            -            -         3,600

Stock issued for
services at $0.07
per share               500,000       500      34,500             -            -            -        35,000

Stock issued for
services at $0.04
per share             1,575,000     1,575      61,425             -            -            -        63,000

Stock cancelled      (1,200,000)   (1,200)      1,200             -            -            -             -

Share subscriptions
received                      -         -           -       148,000            -            -       148,000

Currency translation
adjustment                    -         -           -             -         (242)           -          (242)

Net loss                      -         -           -             -            -     (372,535)     (372,535)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2004    49,733,169  $ 49,734  $1,530,145  $    148,000  $     1,250  $(1,632,443) $     96,686
                    ============ ========= =========== ============= ============ ============ =============




The accompanying notes are an integral part of these consolidated financial statements.



                       AMERICAN STELLAR ENERGY, INC.
               (Formerly Merchantpark Communications, Inc.)
                       (A Development Stage Company)

                   Consolidated Statements of Cash Flows


                                                                                   From
                                                                                   Inception
                                                                                   December 5,
                                                            For the Year Ended     2000 to
                                                               December 31         December 31,
                                                           2004           2003     2004
                                                       ------------- ------------- -------------

Cash provided by (used in):
OPERATING ACTIVITIES
  Net loss                                             $   (372,535) $   (155,543) $ (1,632,443)
  Items not involving cash:
  Depreciation, depletion and amortization                    2,488             -       199,278
  Loss on disposal of assets                                      -             -       218,836
  Common stock issued for services                          150,150             -       252,424
  Loss on extinguishment of debt                                  -             -       147,400
                                                       ------------- ------------- -------------
                                                           (219,897)     (155,543)     (814,505)
  Changes in non-cash operating working capital items:
     Prepaids and other assets                                    -             -        45,900
     Accounts payable                                        (9,708)      (13,012)            -
     Accounts receivable                                     (7,984)            -        (7,984)
     Accrued interest                                        (2,941)            -             -
                                                       ------------- ------------- -------------
                                                           (240,530)     (168,555)     (776,589)
                                                       ------------- ------------- -------------
INVESTING ACTIVITIES
  Proved oil and gas properties and equipment              (164,090)            -      (164,090)
  Purchase of fixed asset                                         -             -        (9,154)
                                                       ------------- ------------- -------------
                                                           (164,090)            -      (173,244)
                                                       ------------- ------------- -------------
FINANCING ACTIVITIES
  Common stock issued for cash                              164,020        56,650       391,536
  Stock offering cost                                             -             -       (12,600)
  Share subscriptions received                              148,000             -       164,517
  Cash acquired in reverse acquisition                            -             -         3,717
  Proceeds from loans from related parties                   84,109       131,656       414,872
                                                       ------------- ------------- -------------
                                                            396,129       188,306       962,042
                                                       ------------- ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (242)            -         1,250
                                                       ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                              (8,733)       19,751        13,459

CASH, BEGINNING OF THE YEAR                                  22,192         2,441             -
                                                       ------------- ------------- -------------
CASH, END OF THE YEAR                                  $     13,459  $     22,192  $     13,459
                                                       ============= ============= =============

                                                                                      (Cont'd...)







                       AMERICAN STELLAR ENERGY, INC.
               (Formerly Merchantpark Communications, Inc.)
                       (A Development Stage Company)

                   Consolidated Statements of Cash Flows


                                                                                   From
                                                                                   Inception
                                                                                   December 5,
                                                            For the Year Ended     2000 to
                                                               December 31         December 31,
                                                           2004           2003     2004
                                                       ------------- ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                        $        671  $          -  $     11,387
  Income taxes paid                                    $          -  $          -  $          -

NON-CASH TRANSACTIONS
  Common stock issued for services                     $    150,150  $          -  $    252,424
  Conversion of debt to common stock                   $          -  $    198,025  $    198,025


The accompanying notes are an integral part of these consolidated financial statements.




                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 1 - Nature of Operations

American Stellar Energy, Inc. (formerly Merchantpark Communications, Inc.) (the "Company") was incorporated on December 5, 2000 under the laws of the State of Nevada. By special resolution of the shareholders, the Company changed its name to American Stellar Energy, Inc. on November 30, 2003. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids in Texas. The Company sells its oil and gas products to domestic purchasers.

The Company acquired a working interest in 3 producing wells and 1,000 undeveloped acres under lease in Navarro County, Texas.

Subsequent to December 31, 2004, the Company sold its working interest in these 3 wells and acquired a working interest in one additional producing well which it also sold. The Company has acquired interests in three gold mining properties in Mexico which have become the focus of ongoing activities. See
Note 10, Subsequent Events for further details.

On January 3, 2001, an agreement was entered into allowing the Company to exchange 1,500,000 shares of common stock for 100% of the outstanding common stock of Merchantpark.com, Inc. (MP.com). At the time of the agreement, MP.com was a start-up corporation with no operations and no assets. The acquisition was accounted for as a purchase. This agreement made MP.com a wholly-owned subsidiary of the Company.

On January 30, 2001, the Company acquired substantially all of the assets of Caged Iron Technologies, Inc. (CIT) in exchange for 2,000,000 shares of the Company's common stock. The acquisition was accounted for as a purchase between entities, with a common officer. The assets of CIT are recorded at their historical cost. CIT became a wholly-owned subsidiary of the Company. This subsidiary was later assigned to the Company's former officer. This assignment included all software and related assets and a commitment to continue to fund the further development of the softare and platform applications with no further funding required from the Company. A royalty fee of 15% was to be applicable to the Company on income generated from the software and applications for a term of 1.5 years. No revenue had been received and the Company was advised that the development of the software program was not pursued by the assignor and no funds should be expected to accrue to the Company's benefit now or in the future.

Westnet Communications Group, Inc. (Westnet) was incorporated on October 14, 1999 to engage in or transact any and all lawful activities or business permitted under the laws of the State of Nevada. Westnet was exploring various business opportunities and had not yet commenced operations.

On April 1, 2001, Westnet and the Company completed an Agreement and Plan of Reorganization whereby Westnet issued 14,285,400 shares of its common stock in exchange for all of the outstanding common stock of the Company. Immediately prior to the Agreement and Plan of Reorganization, Westnet had 3,500,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of the Company because the shareholders of the Company controlled Westnet after the acquisition. The Company was treated as the acquiring entity for accounting and presentation purposes and Westnet was the acquiring entity for legal purposes. Costs of approximately $187,500 associated with this transaction were expensed as incurred prior to the acquisition. The costs prior to the acquisition were paid by issuing 375,000 shares of common stock. The costs associated with this acquisition were eliminated in the recapitalization.

In 2002, the Company discontinued the website development and hosting operations. In 2003, the Company became primarily focused in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids in the state of Texas.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 2 - Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the period ended December 31, 2004 that have resulted in an accumulated deficit of approximately $1,632,443 at December 31, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intent to seek additional financing through new stock issuances and lines of credit. The Company plans to focus on the mining of gold and other precious metals and hopes to generate revenues through sales of these metals.


NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation - Development Stage Company
The Company has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage" enterprise as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder' equity (deficiency) and cash flows disclose activity since the date of the Company's inception.

Principles of Consolidation
The consolidated financial statements include those of American Stellar Energy, Inc. "(AMRS)", and Merchantpark Communications, Inc. Subsidiary companies had no active operations in 2004.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Natural Gas and Oil Properties and Equipment
The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized. Upon surrender or impairment of undeveloped properties, the original cost is charged against income. Developed and undeveloped leaseholds with proved reserves are depleted by the units-of-production method based on estimated proved reserves. Development costs and related equipment are depleted and depreciated under the straight line method over

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 3 - Summary of Significant Accounting Policies (Continued)

the estimated useful lives of the assets, which range from 5 to 25 years. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. The determination is based on a process that relies on interpretations of available geological, geophysical, and engineering data. If an exploratory well is determined to be successful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as the well has found a sufficient quantity of reserves to justify its completion as a producing well or firmly planned for the near future. If the drilling of additional exploratory wells in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

Environmental Protection and Reclamation Costs
The operations of the Company have been, and may be in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures. Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration. Therefore, estimated future removal and site restoration costs are presently considered minimal.

Long-lived assets
Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

Cash
Cash consists of cash on deposit with major banks, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company's assets are evaluated at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In order to determine whether an impairment exists, the Company compares its net book value of the asset to the undiscounted expected future net cash flows, determined by applying future prices estimated by management over the shorter of the lives of the facilities or the reserves supporting the facilities. If an impairment exists, write-downs of assets are based upon expected future net cash flows discounted using an interest rate commensurate with the risk associated with the underlying asset.

Other Comprehensive Income
In March 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

Foreign Currency Translation
All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rates of exchange. Exchange gains or losses are included in the consolidated statements of income (loss) and retained earnings. The Company's functional currency is the U.S. dollars.

Revenue Recognition
The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2004, the Company had no overproduced imbalances.

Loss Per Share
Statement of Financial Accounting Standards No.128 ("SFAS 128"), "Earnings per Share", requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities and potentially dilutive common shares.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Financial Instruments
The Company's financial instruments consist of cash, accounts receivable, and loans from related parties.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Stock Based Compensation
The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No.25 ("APB"), "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No.123 ("SFAS 123"), "Accounting for Stock-based Compensation."

The Company did not have any option outstanding as of December 31, 2004.

Income Taxes
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

NOTE 4 - Recent Accounting Pronouncements

a) SFAS No. 123(R). SFAS No. 123(R), "Share Based Payment" was issued in December 2004 and must be adopted no later than periods beginning after June 15, 2005. This pronouncement requires companies to expense the fair value of employee stock options and other forms of stock based compensation. The Company intends to adopt this pronouncement in the third quarter of 2005. Currently, the Company is complying with the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" which are included in Note 2-Summary of Significant Accounting Policies to Consolidated Financial Statements.

b) SFAS No. 151. SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4" was issued in November 2004 and is effective for the Company for inventory costs incurred in fiscal years beginning after June 15, 2005, and will be applied prospectively. SFAS No. 151 amends APB Opinion No.43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of costs and the allocation of fixed production overheads. The Company believes that the adoption of SFAS No. 151 will not affect its earnings, financial position or cash flows.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004


NOTE 4 - Recent Accounting Pronouncements (Continued)

c) SFAS No. 153. SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" was issued in December 2004 and is effective for the Company for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and will be applied prospectively. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged but included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will adopt SFAS No. 153 as required.

d) EITF No. 04-13. At its November 2004 meeting, the Emerging Issues Task Force of the FASB began discussion of Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." This Issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The EITF did not reach a consensus on this issue, but requested the FASB staff to further explore the alternative views. The implementation of this EITF, if approved, may reduce revenues and related costs but will not have a significant impact on its net income, financial position or cash flows.

e) FSP FAS 19-a. In February 2005, the FASB Staff posted its proposed staff position, FSP FAS 19-a, "Accounting for Suspended Well Costs." At issue is the current requirement of SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to capitalize the costs of drilling exploratory wells pending determination of whether the well has found proved reserves. The capitalized costs become part of the entity's wells, equipment, and facilities if the well successfully located proved reserves. However, if the well has not found proved reserves, the capitalized costs of drilling the well are expensed, net of any salvage value. Questions have arisen as to whether there are circumstances that would permit the continued capitalization of exploratory-well costs beyond the one-year limit specified in SFAS 19 other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. In its proposal, the FASB Staff states that exploratory well costs could be capitalized beyond a one-year limit if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making progress assessing reserves and the economic and operational viability of the project. Comments on the proposed FASB Staff position were due March 7, 2005. This FSP will be effective in the first quarter after it is approved. The Company does not believe that this FSP will have a material impact on its results of operations, financial position or cash flows.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 5 - Proved Natural Gas and Oil Properties

On January 20, 2004, the Company entered into an agreement with Armen Energy, LLC ("the operator"), whereby it will participate with the operator in the exploration and production of certain farmout lands, being a 1,000 acre block in Navarro County, Texas (known as "Corsicana Field").

It will earn an interest in the held-by-production leases (the "farmout leases") in the following manner:

i) It will pay to the operator funds for land and geological/geophysical expenses, as follows:
     a. $25,000 upon execution of the agreement (paid), and
     b. $25,000 before participating in any well beyond the initial test well

ii) When 100% of the participating interest in the drilling of the initial test well is placed, the operator shall invoice the Company for 50% of the $150,000 estimated total cost to drill and complete the initial test well on the Farmout. Failure to remit such payment within 30 days from receipt of the invoice will result in the forfeiture of all of the Company's right under this agreement and the forfeiture of the $25,000 previously paid for land and geological/geophysical expenses.

iii) Upon the operator's receipt of the assignment of the oil and gas lease to be earned as provided for in the Farmout, the operator shall assign to the Company an undivided 45% working interest in and to said leases, delivering a 37% net revenue interest in each lease.

iv) The Company agrees to pay an additional 5% of the total cost to drill and complete in the next consecutive nineteen wells after the initial test well on the farmout. The Company agrees to tender such payment within 30 days from receipt of the invoice.

v) The Company shall own an undivided 45% interest in each well drilled until payout. Payout is defined as that point in time when the value of the oil, gas and other hydrocarbons produced, saved and marketed or taken from each well, equals the total cost of:
     a. drilling, testing, completing and equipping the well into the tanks or gas gathering lines;
     b. the cost of operating the well up to the date of payout;
     c. severance, production and/or mineral ad valorem taxes measured by production and assessed on production from the well;
     d. royalty to the lessors in the well; and
     e. the overriding royalty reserved to the operator and all other overriding royalty or other burdens created by the operator or its predecessors in title.

     Value shall be determined by the net proceeds realized from the sale of such production, or the fair market value thereof at the wellhead if not sold but taken for use in field operation. At payout of each well, the operator shall back-in for and own a 10% working interest in such paid-out well, proportionately reduced to the Company's initial interest in such well. At each well payout, the Company shall execute and deliver assignments to the operator sufficient to vest the operator with its back-in working interest.

vi) Prior to initial drilling operations on the first well on the farmout, the Company and the operator shall enter into a mutually acceptable operating agreement .

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 5 - Proved Natural Gas and Oil Properties (Continued)

vii) Should the operator propose the drilling of a well on the farmout lands and the Company elects to not drill the well, then upon spudding of the well, the Company shall assign to the operator all of the Company's interest in the lease covering and affecting 80 acres around the proposed well location. At such time when the well achieves 400% payout, the Company shall back-in for a 40.5% working interest in the wellbore. Such back-in at 400% payout shall apply to any and all wells drilled within 80 acres.

The Company has no other oil and gas activity outside this block.

Capitalized costs relating to oil and gas producing assets at December 31, 2004 consisted of the following:

         Proved oil and gas properties                 $ 164,090

         Accumulated depreciation, depletion,
         amortization, and valuation allowances           (2,488)
                                                       ----------

         Net capitalized costs                         $ 161,602
                                                       ==========

NOTE 6 - Related Party Transactions

Loans from a shareholder of $2,250 at December 31, 2003 were forgiven by the shareholder in 2004. In 2004, the Chief Executive Officer of the Company loaned $84,061 to the Company for working capital. The loans are unsecured and consist of a $60,000 interest-bearing loan, a $23,390 short-term non interest-bearing loan, and $671 accrued interest. The loans are payable on demand. The $60,000 bears interest at 6% per annum from dates of advance and the debt may be converted into common stock of the Company at $0.03 per share at the option of the Chief Executive Officer for up to one year from the date of advance.

The Director of the Company loaned $2,298 to the Company for working capital. The loan is unsecured, payable on demand, and non-interest bearing

Two directors and officers of the Company provided consulting services to the Company which resulted in $126,000 of consulting expense for the year ended December 31, 2004 (2003 - $75,800).

The Company issued 550,000 shares of common stock valued at $27,500 to a related party for consulting services performed in the prior year.

The Company issued 2,425,000 shares of common stock valued at $114,000 to related parties for consulting services performed in the current year.

The Company's Chief Executive Officer holds a minority interest in Armen Energy LLC, the operator of its natural gas and oil properties, and has also negotiated a "Right of First Refusal" for the Company on subsequent properties identified by the operator as having development potential.

On April 27, 2004, the Company's Chief Executive Officer and Chief Financial Officer purchased 650,000 shares and 200,000 shares, respectively, of the common stock of the Company at $0.06 per share.

All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed upon by the related parties.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004


NOTE 7 - Natural Gas and Oil Risks

a) Exploration Risk

The Company's future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

b) Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. It relies on the operator's ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of local buyers.

NOTE 8 - Contractual Obligation

a) The Company entered into employment agreements for a one-year term with its two officers to pay $96,000 and $30,000 per year. One of these officers was also entitled to receive 100,000 shares of common stock on execution of the agreement. The shares were issued subsequent to the year end.

b) The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis.

NOTE 9 - Provision for Taxes

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

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 9 - Provision for Taxes (Continued)

Net deferred assets consist of the following components as of December 31, 2004 and 2003:


                                                         2004        2003

     Deferred tax assets:
        Net operating loss carryover                 $  515,289   $  370,000
        Accrued interest                                  1,100        1,100
        Deferred tax liabilities                              -            -
        Valuation allowance                            (516,389)    (371,100)
     ------------------------------------------------------------------------
                                                     $        -   $        -
     ========================================================================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:


                                                        For the Year Ended
                                                            December 31,
                                                          2004        2003

     Book income                                     $ (145,289)  $  (60,660)
     Stock for services                                       -            -
     Loss on debt extinguishment                              -       24,190
     Other                                                    -           70
     Valuation allowance                                145,289       36,400
     ------------------------------------------------------------------------
                                                     $        -   $        -
     ========================================================================


NOTE 10 - Subsequent Events

Hill Lease
In January 2005, the Company acquired a 45% working interest and a 33.75% net revenue interest in 15.5 acres with one existing oil well in Navarro County, Texas, known as the "Hill Lease", for $11,700 (paid). The Company sold this interest to Future Quest Nevada, Inc. for $37,000 in November 2005.

Amermin S.A. de C.V.
In May 2005, the Company invested in one or more mining projects in Mexico and become a full vested 49% partnership with Amermin S.A. de C.V (Amermin), a mining company incorporated in Chihuahua, Mexico. By making initial cash deposits towards the purchase of La Currita mining concessions and one other mining project, the Company exercised an option to acquire a further 48% interest in Amermin.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 10 - Subsequent Events (Continued)

La Currita mining concessions
In May 2005, the Company entered an agreement to purchase 100% of the assets and concession rights in Chihuahua, Mexico, known as "La Currita", through its newly acquired 97% owned Mexican subsidiary, Amermin. La Currita is a set of 3 mineral concessions, including 4 mines and a 150 ton per day floatation mill for processing ore. The terms of the purchase agreement call for a total purchase price of $1,200,000. Terms of payment are $225,000 (paid), with 19 monthly installments of $50,000, which is payable until March, 2007. Should the Company fail to make 2 successive payments, the Company may lose this property and forfeit all previous payments. The mill is currently in start up mode, processing 80 tons of gold and silver ore per day with varying consistency.

San Miguel mining concessions
In May 2005, the Company paid $10,000 to enter an option agreement to purchase 100% of the rights to 12 undeveloped concessions, known as "San Miguel", located in Chihuahua, Mexico, through its newly acquired 97% owned Mexican subsidiary, Amermin. The total purchase price is $700,000.

La Millionaire mining concessions
In June 2005, the Company paid $100,000 for an option agreement in a set of 4 mineral concessions on approximately 2,162 acres in Chihuahua, Mexico, known as "La Millionaire", through its newly acquired 97% owned Mexican subsidiary, Amermin. The option agreement allows the Company to enter a joint venture agreement to earn 60% interest in La Millionaire when the Company spends an additional $350,000 within 7 years to put the property into production. Once La Millionaire is in production, the Company receives 100% of the profits until its original $450,000 investment has been repaid. Thereafter the Company participates at a 60% rate. If the Company fails to make the required investment, the Company may lose its interest in La Millionaire and forfeit all previous payments.

Paramount joint venture
In August 2005, the Company entered an option agreement through its newly acquired 97% owned Mexican subsidiary, Amermin, with Paramount Gold Mining Corp. "Paramount" for the sale of the San Miguel mining concessions. Paramount made an initial payment of $50,000.00 for the option to acquire a 35% interest in San Miguel mining concessions. Pending the affirming results of a title search, Paramount will make a payment of $250,000 to purchase 25% interest in the San Miguel mining concessions. A further payment of $100,000 will increase the purchase to 35% interest in the San Miguel mining concessions. In order to maintain its interest, Paramount will make an additional payment of $50,000 or an equivalent value of its shares on every anniversary date of this agreement.

Paramount may increase its interest in the San Miguel mining concessions to 55%, after the following conditions have been met:

    a) Paramount spends an additional $1,000,000 on exploration and development within 18 months of the date this agreement is signed.
    b) Paramount issues to the Company an additional 700,000 restricted common shares.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

          Notes to the Consolidated Financial Statements
                        December 31, 2004

NOTE 10 - Subsequent Events (Continued)

Furthermore, Paramount has an option to increase its interest in the San Miguel mining concessions to 70%, on the following conditions:

    a) Paramount spends an additional $1,500,000 over and above the $1,000,000 expenditure spent on exploration and development within 30 months of the date this agreement is signed.
    b) Paramount issues to the Company 200,000 restricted common shares

The option to finalize the agreement was subsequently extended to November 30, 2005, and Paramount has exercised the option subsequent to the year end.

Sale of interest in Corsicana Field Project
In August 2005, the Company sold its 45% working interest in its Corsicana 1,000 acre farmout in Navarro County, Texas. The sale price was $165,000, and the proceed was received after the year end.

Shares Issuance
Subsequent to December 31, 2004, the Company issued 1,500,000 shares of common stock for $75,000 and 1,844,443 shares of common stock for $73,000 to investor relations consultants and various related parties, respectively, for services performed for the year ended December 31, 2004. Accordingly, the amounts were disclosed as share subscriptions received at December 31, 2004.

Subsequent to December 31, 2004, the Company issued 100,000 shares to the Company's Chief Financial Officer for signing the employment agreement on November 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended December 31, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B.  OTHER INFORMATION

During the last fourth quarter of 2004, the following events occurred that were not reported on a Form 8-K:

..     Alexander Anderson resigned as Secretary and Director on December 31,
      2004; he resigned as CFO on early November 11, 2004

..     Clifford Brown became a director and Chief Financial Officer on November
      11, 2004. Mr. Brown's biographical information appears under Item 9, below.

..     We also entered into an Employment Agreement with Mr. Brown during our fourth quarter of 2004 which is discussed under ITEM 10. EXECUTIVE COMPENSATION.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identity of Directors and Executive Officers
--------------------------------------------

The directors and officers of the Company are as follows:


Name                       Age    Position                   Director Since
------------------------------------------------------------------------------
Francis R. Biscan Jr.      44     President/Director/CEO      August 2003
Clifford Brown(1)          54     Chief Financial Officer/    November 2004
                                  Director
Alexander Anderson(2)      56     Secretary/Director          June 2002
Al Saavereda               51     Director                    Oct 2003
______________________________________________________________________________
(1) Became CFO in November 2004
(2) Resigned his respective positions on December 31, 2004

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

Biographical Information
------------------------

Mr. Francis R. Biscan Jr. is also the president of Acorn Holdings, LLC, a consulting company serving private and public companies. Over the course of his career Mr. Biscan has worked with various public and private companies, in the area of business consulting, structuring, mergers & acquisitions, and finance. He has served as a director for Latitude Minerals, a public mining company, and in numerous outside advisory roles. He has also served on the Board of Timothy Christian Schools.

Alexander Anderson is a former banker with over 32 years of experience in all aspects of the industry. In 1994 Mr. Anderson commenced to offer consulting and administrative services to private and public company's, and has held numerous directorship positions and officer positions, since that time. In 2001, Mr. Anderson assisted with some financial reporting for the Company and in 2002 when current management was appointed, Mr. Anderson was elected to the position of Secretary. Mr. Anderson resigned his respective positions on December 31, 2004.

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

Clifford Brown is our Chief Financial Officer and a director. Since 1995 through the present date, he has served as Treasurer and a board member of Restoration Ministries, a not-for-profit corporation in Harvey, Illinois with 33 ministries to the inner city. Prior to that, in 1989 he founded his own accounting software sales and consulting business, Clifford A. Brown and Co., a certified Microsoft partner. In 1985, he founded a Chicago office of Dallas
based, Software Spectrum, Inc.   Mr. Brown graduated with Bachelor of Science
in Accountancy from the Northern Illinois University in 1980 and became a Certified Public Accountant in 1981. He worked for two years for Arthur Andersen & CO. in Chicago after that. He then left public accounting to serve as a controller for two private businesses. Mr. Brown was elected to the office of Winfield Township Clerk in 2004 and is vice chairman of the Winfield Town Republican Central Committee.

Significant Employees
---------------------

None.

Family Relationships
--------------------

None

Involvement in Other Public Companies
-------------------------------------

None.

Involvement in Certain Legal Proceedings
-----------------------------------------

During the past five years, none of our executive officers/directors:

..    has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

..    was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

..    was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

..    was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Audit Committee Financial Expert
--------------------------------

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee. In the absence of an audit committee our Board of Directors acts as the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2004, we believe that all officers and directors filed the requisite forms in a timely manner except Clifford Brown failed to file his Initial Statement of Beneficial Ownership on Form 3 at the time he became a director/officer in November of 2004. He filed the form on a delinquent basis in September of 2005. We have not had any copies of Forms 3, 4 or 5 furnished to us by our former officer/director, Alexander Anderson, who served during 2004, or our current director Al Saavereda.

Code of Ethics
--------------

We have adopted a code of ethics for our principal financial, executive and accounting officer(s), and other persons performing such similar functions.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation
--------------------

     The following table sets forth certain information as to the Company's officers during 2002, 2003 and 2004.

                    SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                          ----------------------------------------------------------------------
                          Annual Compensation                     Awards              Payouts
------------------------------------------------------------------------------------------------
(a)                 (b)   (c)         (d)      (e)       (f)        (g)        (h)     (i)
                                               Other                                   All
Name                                           Annual    Restricted                    Other
and                                            Compensa- Stock      Underlying LTIP    Compensa-
Principal                                      sation    Award      Options/   Payouts tion
Position            Year  Salary($)   Bonus($) ($)       ($)        SAR's(#)   ($)     ($)
------------------------------------------------------------------------------------------------
Francis Biscan Jr.  2002  $      -        -      -          -             -      -       -
President           2003    30,000 (1)    -      -          -             -      -       -
CEO(1)              2004  $ 96,000 (2)    -      -          -             -      -       -

Alexander Anderson  2002  $ 30,000        -      -          -             -      -       -
Secretary           2003  $ 30,000 (3)    -      -          -             -      -       -
Director            2004  $ 30,000 (4)    -      -          -             -      -       -

Clifford Brown      2002         -        -      -          -             -      -       -
CFO                 2003         -        -      -          -             -      -       -
Director(5)         2004  $  5,000        -      -          -             -      -       -

(1) Mr. Biscan became CEO in mid-2003 and we agreed to compensate him $60,000 per year. He therefore was paid $30,000 in compensation for 6 months service. In 2004 Mr. Biscan's compensation was increased to $96,000 per annum.

(2) In 2004, Mr. Biscan's services were the subject of an employment agreement and his salary was increased to $96,000. $48,000 of that salary was paid in June of 2004 with the issuance of
1,200,000 shares of our common stock which were issued at $0.04 per share.  At the date of issuance the bid price for these shares in the market was $0.045 per share.  The balance of Mr.
Biscan's salary for 2004, $48,000, was accrued at year end.

(3) In 2003, Mr. Anderson entered into a debt settlement agreement whereby company common stock valued at $30,000 was issued as payment in full for services rendered in 2003.

(4) Mr. Anderson received 375,000 shares of our stock on June 25, 2004 for $15,000 due and owing him through June 30, 2004; the shares were issued at $0.04 per share.  The balance of Mr.
Anderson's salary for 2004, $15,000, was accrued at year end.

(5) Clifford Brown became a CFO and director in November 2004.



Compensation of Directors
--------------------------

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee or participation or for special assignments.

Employment Contracts, Termination of
Employment, and Change in Control Arrangements
-----------------------------------------------

We entered into an employment agreement with our Chief Executive Officer, Francis Biscan, Jr., on January 1, 2004 which, among other things, agrees to a base salary of $96,000 per year. It also allows for bonus compensation and stock options as may be determined from time to time by our Board of Directors. His agreement also includes a non-disclosure clause. The term is one year and is renewable by mutual consent of the parties. We have also agreed to certain change in control arrangements which include our obligation to continue to pay Mr. Biscan's salary for the term of the agreement, as well as for any future bonuses and stock options earned or not yet earned through the term.

On November 1, 2004, we entered into an employment agreement with Clifford Brown, our Chief Financial Officer. Under the agreement, Mr. Brown is compensated at a rate of $30,000 per year, and is entitled to received 100,000 shares of stock upon execution of our agreement. He has not received those shares as of our year end. The term is one year and renewable by mutual consent of the parties. It also includes a confidentiality clause.

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement date pursuant to any presently existing plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

None

Security Ownership of Certain Beneficial Owners
------------------------------------------------

The following table sets forth information regarding the amount of common stock owned by each of our directors and executive officers who served during 2004, management as a group, and any holder owning more than 5% of our outstanding common stock. This information is based on 49,733,169 shares issued and outstanding as of December 31, 2004.

                                         Title of   Amount of
Name and Address         Position        Class      Shares      Percentage (1)
------------------------ --------------- ---------- ----------- -------------

Officers and Directors
----------------------

Francis R. Biscan Jr.    President       Common     6,970,152 (2)     14.02%
2162 Wheaton Court       Chief Executive
Wheaton, IL.             Officer,
                         Director

Alexander Anderson (2)   Secretary       Common     1,468,000 (3)      2.95%
718-333 Brooksbank       Director
Avenue, Suite 173
North Vancouver BC
Canada

Cliff Brown(3)           Chief           Common     1,211,111 (4)     2.44%
313 Arbor Ave.           Financial
West Chicago IL          Officer,
                         Director

Alfonso S. Saavedra      Director        Common       836,820        1.68%
13616 Charity Drive
Sylmar, CA
___________________________________________________________________________

Management as a Group (4 people                     10,486,083       21.08%
including overlapping dates of
service for Mr. Anderson Mr. Brown)

Others of record own 5% or more

Sumash Enterprises Ltd.                  Common      2,800,000        5.63%
920-800 West Pender Street
Vancouver BC
Canada

Peter Matousek (5)                       Common     2,564,421        5.16%
3933 SW 9th Court
Gresham,  OR

Novak Capital Corp.                      Common       632,000        1.27%
800 West Pender Street, Suite 920
Vancouver BC
Canada
____________________________________________________________________________
     (1) Based on 49,733,169 shares of our common stock issued and outstanding as of December 31, 2004.

     (2) Includes 1,244,444 shares due Mr. Biscan for $48,000 in unpaid 2004 salary for which he agreed to take shares which had not yet been issued as of December 31, 2004.

     (3) Includes 388,888 shares Mr. Anderson is entitled to receive for unpaid 2004 salary of $15,000; Mr. Anderson agreed to take shares for the unpaid salary which had not yet been issued at December 31.

     (4) Includes bonus of 100,000 shares which had not yet been issued as of December 1, 2004 as well as 111,111 shares that Mr. Brown agreed to take for $5,000 unpaid salary in 2004.

     (5) Peter Matousek is the President of Novak Capital, Inc. and as such can vote its 632,000 shares and gives him a total position equal to 6.43%

Changes in Control
------------------

There are no arrangements which may result in a change in our control


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transaction have occurred in the past two years with members of management and/or affiliates:

Peter Matousek, a 6.43% shareholder and former officer/director, and Alexander Anderson, officer/director through December 31, 2004:

..    Peter Matousek is the President of Novak Capital, Inc., which provided us with consulting services in 2002 and 2003; Alexander Anderson is executive vice president of Novak Capital. The amount of consulting expense to these directors for the years ended December 31, 2003 and 2002 was $75,800 and $106,510, respectively.

..    Mr. Matousek forgave a 2003 loan for $2,250 in 2004.

..    Mr. Matousek also participated in an acquisition agreement as a principal in Caged Iron Technologies, Inc. ("CIT"), a then subsidiary of American Stellar whereby CIT acquired all of the proprietary software and related technology developed by American Stellar while operating as Merchantpark Communications, Inc. Under the agreement CIT agreed to continue to develop the software and to accept the assignment of all the liabilities related to the software. CIT also agreed to pay a 15% royalty to us for
     1.5 years. CIT did not proceed with the application and software development and this resulted in no royalties.

..    Mr Anderson was issued 550,000 shares of common stock valued at $0.05 per share or $27,500 for consulting services performed during 2003. In addition, during 2004 we issued 375,000 shares at 0.04 per share to satisfy $15,000 in compensation due for the first half of 2004; as of our year end we owed Mr. Alexander an additional $15,000 compensation for 2004 which was paid in 388,888 shares of our common stock.

Francis R. Biscan, Jr., our President and CEO:

..    Is the subject of an employment agreement with American Stellar for consulting services for $96,000 per year. Mr. Biscan's salary in 2004 which was paid in 2,444,444 shares of our stock;

..    Purchased an additional 650,000 shares for $0.06 per share, the same price as other investors at the time in April of 2004;

..    Loaned American Stellar $84,061 in 2004 for working capital: $60,000 is payable on or before December 31, 2005, bears interest of 6%, and may be converted into common stock at $0.03 per share at our CEO's option for up to a year from the date of the advance; the remaining amount consists of $23,390 is a short-term non-interest bearing loan and accrued interest of $671.

..    Was a party to the acquisition of our oil leases from Armen Energy, a company in which he is he holds a minority interest. This was not an arms length transaction although we believe the terms of the transaction are fair and usual in the industry. Armen Energy also agreed to give us first right of refusal on any other properties they sought to develop. Amounts involved in this transaction include the initial investment and costs of drilling equaling approximately $160,000.

Clifford Brown, our Chief Financial Officer and a director

..    Is a party to an employment agreement for annual compensation of $30,000 and is entitled to received 100,000 shares of our stock under the agreement; this agreement is up for renewal and the subject shares have not yet been issued.

..    Loaned us $2,298 for working capital in 2004; the loan is interest free, unsecured, and payable on demand.

..    Agreed to convert $5,000 in accrued compensation for 2004 into 111,111 shares of our common stock.

Conflicts of Interest
---------------------

Our officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If directors are presented with business opportunities that may conflict with business interests identified us, such opportunities must be promptly disclosed to the Board of Directors and made available to us. In the event the Board rejects an opportunity presented, and only in that event, any of the our officers and directors may avail themselves of such opportunity. Every effort will be made to resolve any conflicts that may arise in our favor. There can be no assurance, however, that these efforts will be successful.

ITEM 13. EXHIBITS

a)    Exhibits
      No.          Description
      --------------------------------------------------
        2.1         Agreement and Plan of Reorganization between Westnet
                    Inc. and MerchantPark Communications, Inc. (Filed as
                    Exhibit 2 to Form 8-K on April 6, 2001)
        3.1         Articles of Incorporation of Westnet, Inc.
                    (Filed as Exhibit 3.1 to Form 10SB on March 24, 2000)
        3.2         Certificate of Amendment to Articles of Incoporation
                    for Name Change to MerchantPark Communications (Filed
                    As Exhibit 3.(I) to Form 8-K on April 6. 2001)
        3.3         Certificate of Amendment to Articles of
                    Incorporation for Name change to American
                    Stellar Energy, Inc. (Filed as Exhibit 3.1 to Form
                    10KSB for December 31, 2003 on December 21, 2004)
        3.4         Bylaws - (Filed as Exhibit 3.2 to Form 10SB on
                    March 24, 2000)
       10.1         CIT Agreement dated October 31, 2002 (filed as Exhibit
                    10.1 to Form 10KSB for December 31, 2002 on December 16,
                    2004)
       10.2         Participation agreement Corsican project (Filed as
                    Exhibit 10.1 of Form 10KSB for December 31, 2003 on
                    December 21, 2004)
       10.3         First Right of Refusal, Corsican Field (Filed as Exhibit
                    10.2 to Form 10KSB for December 31, 2003 on December 21,
                    2004)
       10.4         Employment Agreement - Francis R. Biscan Jr. *
       10.5         Employment Agreement - Clifford Brown *
       14           Code of Ethics *
       21           Subsidiaries *
       31.1         Section 302 Certification - CEO *
       31.2         Section 302 Certification - CFO *
       32.1         Section 906 Certification - CEO *
       32.2         Section 906 Certification - CFO *

* Filed herewith

                                   SIGNATURES




In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               American Stellar Energy, Inc.

                               By: /s/ Francis R. Biscan Jr.
                                   _______________________________________
                                   Francis R. Biscan Jr.
                                   President/CEO/Director

                               Dated: December 14, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                            Title                       Date
_________________________ _____________________________________ ______________

/s/ Francis R. Biscan Jr.  President, Chief Executive            Dec. 14, 2005
    Francis R. Biscan Jr.  Officer,Director

/s/ Clifford Brown         Director & Chief Financial Officer    Dec. 14, 2005
    Clifford Brown