Form 10QSB
period 2004-03-31
AMERICAN STELLAR ENERGY INC.
filed 2006-01-18
CIK 1100747

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: MARCH 31, 2004

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

Yes [_]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: March 31, 2004   47,613,169
common shares

Transitional Small Business Disclosure Format (check one). Yes [_]  No [X]

                           FORM 10-QSB


                              INDEX

                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ................................3

         Consolidated Balance Sheets for March 31, 2004 and
         December 31, 2003..............................................4

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2004 and March 31, 2003 and
         From Inception on December 5, 2000 to March 31, 2004 ..........5

         Consolidated Statements of Stockholders' Equity
         (Deficiency) from inception on December 5, 2000 through
         March 31, 2004.................................................6

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2004 and 2003 and from inception
         On December 5, 2000 to March 31, 2004..........................11

         Notes to Financial Statements..................................13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......19

ITEM 3.  CONTROLS AND PROCEDURES........................................25

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............27

ITEM 5.  OTHER INFORMATION .............................................27

ITEM 6.  EXHIBITS.......................................................27

SIGNATURES..............................................................29

Explanatory Note

This Quarterly Report on Form 10QSB is related to our operations during our quarter ended March 31, 2004 and the related financial statements for that period, and is being filed on a delinquent basis. The financial statements that follow and the information contained below is not indicative of our current business operations as we have redirected our business from oil and gas to mining, which included both the acquisition and disposal of our oil operations during 2004 and 2005 and the acquisition of interest in various gold mining properties in Chihuahua, Mexico during 2005.


                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our Statements of Operations for the three months ended March 31, 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2004 are not indicative of results to be expected for any subsequent period.





                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                          March 31, 2004

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                    Consolidated Balance Sheet


                                                    March 31,   December 31,
                                                      2004          2003
                                                  ------------- -------------
                                                   (Unaudited)   (Audited)
                              ASSETS
                             -------

CURRENT ASSETS

  Cash                                            $    121,668  $     22,192
  Corsicana field project deposit                       25,000             -
                                                  ------------- -------------

                                                  $    146,668  $     22,192
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

  Accounts payable                                $      2,149  $      9,708
  Loan from related party                                2,250         2,250
  Accrued interest                                       2,941         2,941
                                                  ------------- -------------

                                                         7,340        14,899
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Common voting stock: 50,000,000 shares
   authorized of $0.001 par value,
   47,613,169 (2003 - 45,116,169) shares
   issued and outstanding                               47,613        45,117
  Additional paid-in capital                         1,430,666     1,220,592
  Share subscriptions received                          91,500             -
  Accumulated deficit                               (1,431,787)   (1,259,908)
  Other comprehensive income                             1,336         1,492
                                                  ------------- -------------
                                                       139,328         7,293
                                                  ------------- -------------

                                                  $    146,668  $     22,192
                                                  ============= =============

      The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

               Consolidated Statements of Operation
                           (Unaudited)
                                                                From
                                                                Inception on
                                                                December 5,
                                  For the Three  For the Three  2000 to
                                  Months Ended   Months Ended   March 31,
                                  March 31, 2004 March 31, 2003 2004
                                  -------------- -------------- --------------
REVENUE
  Revenue from website
   development and software       $           -  $           -  $     168,209
                                  -------------- -------------- --------------
EXPENSES
  Consulting                            155,773         22,455        533,910
  General and administrative             16,106          3,761        374,949
  Depreciation, depletion
    and amortization                          -              -        196,790
  Software development cost                   -              -         55,812
                                  -------------- -------------- --------------

                                        171,879         26,216      1,161,461
                                  -------------- -------------- --------------

LOSS BEFORE OTHER EXPENSES             (171,879)       (26,216)      (993,252)
                                  -------------- -------------- --------------
OTHER INCOME (EXPENSES)
  Interest expense                            -              -        (10,716)
  Interest income                             -              -            442
  Loss on disposal of assets                  -              -       (218,836)
  Loss on extinguishments of debt             -              -       (209,425)
                                  -------------- -------------- --------------
                                              -              -       (438,535)

NET LOSS                               (171,879)       (26,216)    (1,431,787)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation             (156)             -          1,336
                                  -------------- -------------- --------------

NET LOSS                          $    (172,035) $     (26,216) $  (1,430,451)
                                  ============== ============== ==============

NET LOSS PER COMMON SHARE - BASIC $       (0.00) $       (0.00)
                                  ============== ==============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC          45,096,447     34,679,249
                                  ============== ==============

      The accompanying notes are an integral part of these consolidated financial statements.


                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                  (Unaudited)


                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance at Inception
December 5, 2000              -  $      -  $        -  $          -  $       -    $         -  $          -

Common stock issued
to founders for cash
at $0.001 per share   4,000,000     4,000           -             -          -              -         4,000

Net loss for the
period                        -         -           -             -          -         (8,901)       (8,901)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2000     4,000,000     4,000           -             -          -         (8,901)       (4,901)

Common stock issued
in exchange for 100%
of common stock of
Merchantpark.com      1,500,000     1,500      (1,500)            -          -              -             -

Common stock issued
for cash              2,491,583     2,491     151,892             -          -              -       154,383

Common stock issued
for services          4,645,261     4,645      77,289             -          -              -        81,934

Common stock issued
in exchange for 100%
of shares of Caged
Iron Technologies     2,000,000     2,000     100,472             -          -              -       102,472



                                                                                               (Cont'd...)


                                        6

                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

           Consolidated Statement of Stockholders' Equity (Deficiency)

                                                                                                  Total
                        Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)
Common stock issued
for debt                459,000       459      45,441             -            -            -        45,900

Common stock issued
for assets            3,064,556     3,065     300,935             -            -            -       304,000

Stock offering costs          -         -     (12,600)            -            -            -       (12,600)

Currency translation
adjustment                    -         -           -             -          911            -           911

Net loss for the year         -         -           -             -            -     (417,873)     (417,873)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2001    18,160,400    18,160     661,929             -          911     (426,774)      254,226

Stock issued for
services at $0.027
per share               562,500       563      14,627             -            -            -        15,190

Stock issued for
debt at $0.50 per
share                    44,976        45      22,443             -            -            -        22,488

Stock issued for
debt at $0.25 per
share                   900,000       900     224,100             -            -            -       225,000

                                                                                                 (Cont'd...)








                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Unaudited)

                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)

Stock issued for
cash at $0.005 per
share                 5,750,000     5,750      23,000             -            -            -        28,750

Stock issued for
cash at $0.001 per
share                   250,000       250           -             -            -            -           250

Stock issued for
debt at $0.007 per
share                 1,000,000     1,000       6,000             -            -            -         7,000

Stock issued for
debt at $0.006 per
share                 3,900,000     3,900      19,500             -            -            -         23,400

Stock issued for
services at $0.005
per share             1,774,000     1,774       7,093             -            -            -          8,867

Currency translation
adjustment                    -         -           -             -          581            -            581

Net loss for the year         -         -           -             -            -     (677,591)     (677,591)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2002    32,341,876    32,342     978,692             -        1,492   (1,104,365)      (91,839)

Stock issued for
cash at $0.005 per
share                 1,131,208     1,132       4,519             -            -            -          5,651

Stock issued for
cash at $0.024 per
share                 1,673,640     1,674      38,326             -            -            -         40,000

Stock issued for
debt at $0.02 per
share                 3,000,000     3,000      57,000             -             -           -         60,000

                                                                                                 (Cont'd...)





                                        8


                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Unaudited)

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

                                                                                                 (Cont'd...)









                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Unaudited)


                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)

Stock issued for
cash at $0.06 per
share                 2,267,000     2,266     133,754             -            -            -       136,020

Stock issued for
cash at $0.10 per
share                    20,000        20       1,980             -            -            -         2,000

Stock issued for
services at $0.14
per share                45,000        45       6,255             -            -            -         6,300

Stock cancelled      (1,200,000)   (1,200)      1,200             -            -            -             -

Share subscriptions
 received                     -         -           -        91,500            -            -        91,500

Currency translation
 adjustment                   -         -           -             -         (156)           -          (156)

Net loss for
 the period                   -         -           -             -            -     (171,879)     (171,879)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance, March 31,
 2004                47,613,169  $ 47,613  $1,430,666  $     91,500  $     1,336  $(1,431,787) $    139,328
                    ============ ========= =========== ============= ============ ============ =============




The accompanying notes are an integral part of these consolidated financial statements.






                    AMERICAN STELLAR ENERGY, INC.
             (Formerly Merchantpark Communications, Inc.)
                    (A Development Stage Company)

                Consolidated Statements of Cash Flows
                             (Unaudited)


                                                                          From
                                                                          Inception on
                                                                          December 5,
                                            For the Three  For the Three  2000 to
                                            Months Ended   Months Ended   March 31,
                                            March 31, 2004 March 31, 2003 2004
                                            -------------- -------------- --------------
Cash provided by (used in):
OPERATING ACTIVITIES
  Net loss                                  $    (171,879) $     (26,216) $  (1,431,787)
  Items not involving cash:
  Depreciation, depletion and amortization              -              -        196,790
  Loss on disposal of assets                            -              -        218,836
  Common stock issued for services                 48,550              -        150,824
  Loss on extinguishment of debt                        -              -        147,400
                                            -------------- -------------- --------------
                                                 (123,329)       (26,216)      (717,937)

  Changes in non-cash operating working
  capital items:
    Prepaids and other assets                     (25,000)             -         20,900
    Accounts payable                               (7,559)        43,021          2,149
    Accrued interest                                    -              -          2,941
                                            -------------- -------------- --------------
                                                 (155,888)        16,805       (691,947)
                                            -------------- -------------- --------------
INVESTING ACTIVITIES
  Purchase of fixed asset                               -              -         (9,154)
                                            -------------- -------------- --------------
FINANCING ACTIVITIES
  Common stock issued for cash                    164,020         45,650        391,536
  Stock offering cost                                   -              -        (12,600)
  Share subscriptions received                     91,500              -        108,017
  Cash acquired in reverse acquisition                  -              -          3,717
  Repayment of loans from related parties               -        (62,436)             -
  Proceeds from loans from related parties              -              -        330,763
                                            -------------- -------------- --------------
                                                  255,520        (16,786)       821,433

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (156)             -          1,336
                                            -------------- -------------- --------------
NET INCREASE IN CASH                               99,476             19        121,668

CASH, BEGINNING OF THE PERIOD                      22,192          2,441              -
                                          -------------- -------------- --------------
CASH, END OF THE PERIOD                     $     121,668  $       2,460  $     121,668
                                            ============== ============== ==============

                                                                                 Cont'd





                                  11


                    AMERICAN STELLAR ENERGY, INC.
             (Formerly Merchantpark Communications, Inc.)
                    (A Development Stage Company)

                Consolidated Statements of Cash Flows
                             (Unaudited)


                                                                          From
                                                                          Inception on
                                                                          December 5,
                                            For the Three  For the Three  2000 to
                                            Months Ended   Months Ended   March 31,
                                            March 31, 2004 March 31, 2003 2004
                                            -------------- -------------- --------------
(Cont'd...)

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
    Interest paid                           $           -  $           -  $      10,716
    Income taxes paid                       $           -  $           -  $           -
NON-CASH TRANSACTIONS
  Common stock issued for services          $      48,550  $           -  $     150,824
  Conversion of debt to common stock        $           -  $           -  $     198,025







        The accompanying notes are an integral part of these consolidated financial statements.




                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          March 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying March 31, 2004 financial statements are consolidated with the Company's wholly owned subsidiary and have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 - (a) NATURE OF OPERATION

During 2003, the Company began seeking business opportunities in the energy sector and changed its name to American Stellar Energy Inc. In early 2004, management identified a suitable oil prospect, the Corsicana prospect, acquired working interest in that prospect, and began operating in the oil and gas industry. Subsequent to March 31, 2004, it acquired additional oil and gas properties, commenced operations on those properties and began receiving revenues. During 2005, the Company disposed of the oil and gas properties in favor of the acquisition and development of mining properties.

NOTE 2 - (b) GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $171,879 for the 3 month period ended March 31, 2004 that have resulted in an accumulated deficit of approximately $1,431,787 at March 31, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intent to seek additional financing through new stock issuances and lines of credit. The Company sold all of its oil interests by November 2005. The Company plans to focus on the mining of gold and other precious metals and hopes to generate revenues through sales of these metals.

NOTE 3 - CORSICANA FIELD PROJECT DEPOSIT

Through an operating agreement on January 20, 2004 with Armen Energy LLC and an initial $25,000 deposit on execution, the Company obtained an undivided 45% working interest, by way of a "Farm Out Agreement", on acreage that will be held-by-production. The property is located in Corsicana, Texas and consists of a 1,000 acre tract of land on which oil fields have been developed since the 1960's, with varying degrees of success. Mr. Francis R. Biscan Jr., President , holds a minority interest in Armen Energy LLC and has also negotiated a "Right of First Refusal" on subsequent properties identified by Armen Energy as having

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          March 31, 2004


NOTE 3 - CORSICANA FIELD PROJECT DEPOSIT (Continued)

development potential. The remaining 45% working interest in the property was taken by KOKO Petroleum Inc., an unrelated public company which is responsible for funding 50% of the development costs of the project.

The Company will earn an interest in the held-by-production leases (the "farmout leases") in the following manner:

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

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          March 31, 2004


NOTE 3 - CORSICANA FIELD PROJECT DEPOSIT (Continued)

vi) Prior to initial drilling operations on the first well on the farmout, the Company and the operator shall enter into a mutually acceptable operating agreement.

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


NOTE 4 - RELATED PARTY TRANSACTIONS

Loan from a shareholder is non-interest bearing and have no fixed terms of repayment. The total amount owed to shareholder at March 31, 2004 was $2,250 (December 31, 2003 - $2,250).

The Chief Executive Officer provided consulting services to the Company which resulted in $24,000 of consulting expense for the three months ended March 31, 2004 (March 31, 2003 - $22,455).

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

A stock certificate of 1,200,000 shares was issued to a former director for services. Subsequent to being issued, the number of shares was renegotiated downward and this certificate was cancelled.


NOTE 5 - SUBSEQUENT EVENTS

(a)  Mexican Subsidiary

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

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          March 31, 2004


NOTE 5 - SUBSEQUENT EVENTS (Continued)

(b)  Oil and Gas Properties

Hill Lease
In January 2005, the Company acquired a 45% working interest and a 33.75% net revenue interest in 15.5 acres with one existing oil well in Navarro County, Texas, known as the "Hill Lease", for $11,700. The Company sold this interest to Future Quest Nevada, Inc. for $37,000 in November 2005.

Interest in Corsicana Field Project
In August 2005, the Company sold its 45% working interest in its Corsicana 1,000 acre farmout in Navarro County, Texas. The sale price was $165,000, and the proceeds were received in 2005.

(c)  Mining Properties

La Currita mining concessions
In May 2005, the Company entered an agreement to purchase 100% of the assets and concession rights in Chihuahua, Mexico, known as "La Currita", through its newly acquired 97% owned Mexican subsidiary, Amermin. La Currita is a set of 3 mineral concessions, including 4 mines and a 150 ton per day floatation mill for processing ore. The terms of the purchase agreement call for a total purchase price of $1,200,000. Terms of payment are $225,000, with 19 monthly installments of $50,000, which is payable until March, 2007. Should the Company fail to make 2 successive payments, the Company may lose this property and forfeit all previous payments. The mill is currently in start up mode, processing 80 tons of gold and silver ore per day with varying consistency.

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

Paramount joint venture
In August 2005, the Company entered an option agreement through its newly acquired 97% owned Mexican subsidiary, Amermin, with Paramount Gold Mining Corp. "Paramount" for the sale of the San Miguel mining concessions. Paramount made an initial payment of $50,000.00 for the option to acquire a 35% interest in San Miguel mining concessions. Pending the affirming results of a title search, Paramount will make a payment of $250,000 to purchase 25% interest in the San Miguel mining concessions. A further payment of $100,000 will

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          March 31, 2004


NOTE 5 - SUBSEQUENT EVENTS (Continued)

Paramount joint venture (Cont'd.)
increase the purchase to 35% interest in the San Miguel mining concessions. In order to maintain its interest, Paramount will make an additional payment of $50,000 or an equivalent value of its shares on every anniversary date of this agreement.

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

La Blanca properties
In December 2005, the Company entered into a joint purchase agreement with paramount to acquire certain assets and rights obtained by Drilling Consultants, Inc. (DCI) to 4 mining claims located in Guazapares, Chihuahua, Mexico. These four concessions are known as the La Blanca property and total 140 hectares. They are located adjacent to our San Miguel properties. The total purchase price of the claims is $4,300,000 which will be paid in accordance with a specific purchase price schedule agreed upon by paramount and DCI. Under the Company's agreement with Paramount, the Company has the right to earn a 10% interest and up to a 30% interest in the La Blanca property under certain conditions: (1) after Paramount has made property payments for one year (totaling $1,010,000), the Company will pay 20% of all additional payments (totaling $3,290,000) due under a specific schedule to earn a 20% interest in the assets and rights in the four mining concessions;
(2) the Company's payments will begin on January 30, 2007 and will continue through January 10, 2010 at which time the Company will have paid $658,000 for its interest; (3) if at any time the Company fail to make its 20% share of any payment on the payment schedule, the Company's percentage interest will reduce proportionately; and (4) once payment has been made in full under the schedule, the Company will have earned its 20% interest (or proportionately reduced interest) and the Company will also shall have earned an additional 10% regardless of what was paid by the Company through the payment period.

(c)  Shares Transactions

Shares Issuance
Subsequent to March 31, 2004, the Company issued 1,200,000 shares of common stock for $60,000 and 804,443 shares of common stock for $31,500 to investor relations consultants and various related parties, respectively, for services performed for the quarter ended March 31, 2004. Accordingly, the amounts were disclosed as share subscriptions received at March 31, 2004.

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

Notes to the Consolidated Financial Statements
March 31, 2004


NOTE 5 - SUBSEQUENT EVENTS (Continued)

Shares Issuance (Continued)
Subsequent to March 31, 2004, the Company issued 100,000 shares to the Company's Chief Financial Officer for signing the employment agreement on November 2004.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, references to "American Stellar," "Merchant Park," "we," "us," and "our" refer to American Stellar Energy Inc. (formerly Merchant Park Communications, Inc.).

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under "Item 2. Management's Discussion and Analysis or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the our financial condition or results of operations.

General
-------

We were incorporated October 14, 1999 in Nevada as Westnet Communications Group, Inc. ("Westnet"), for the purpose of developing a special interest worldwide web site. On April 1, 2001 we acquired Merchantpark Communications, Inc., a Nevada corporation ("Merchantpark") and its software development operations in a stock for stock transaction and changed our name to Merchantpark Communications, Inc. In March 2002 we discontinued our software development operations due to lack of operating capital which included the disposal of our software related assets and liabilities, entering into debt settlement agreements with creditors, and disposing of our inactive subsidiary entities. During 2003, we began seeking business opportunities in the energy sector and changed our name to American Stellar Energy Inc to better reflect our proposed business. In early 2004, management identified a suitable oil prospect, the Corsicana prospect, acquired working interest in that prospect, and began operating in the oil and gas industry. Subsequent to March 31, 2004, we acquired additional oil and gas properties, commenced operations on those properties and began receiving revenues. During 2005 we disposed of the oil and gas properties in favor of the acquisition and development of mining properties.

American Stellar is considered a development stage company and as such our statements of operations, stockholders' equity and cash flows disclose activity since inception. This discussion relates to our operations during our three months ended March 31, 2004 and should be read in conjunction with the financial statements and notes which precede under ITEM 2. FINANCIAL STATEMENTS.

Results of Operations for the Quarters Ended March 31, 2004 and 2003
---------------------------------------------------------------------

During our first quarter of 2004, we had not yet started receiving revenues from our oil operations. We acquired our 45% working interest in the Corsicana property in Texas through an initial $25,000 payment and the execution of an agreement with Armen Energy LC. The agreement with Armen Energy is discussed in greater detail below. We did not begin realizing revenues from oil production until our fourth quarter of 2004. During 2003 we were still seeking business opportunities and had no revenues from operations.
Therefore, we had no revenues in the first quarter of 2004 or 2003 from any source.

Our consulting expenses increased by nearly 600% between the 2004 first quarter and the 2003 first quarter, from $22,455 in 2003 to $155,773 in 2004. Our general administrative expenses also increased from $3,761 in the quarter ended March 31, 2003 to $16,106 in the quarter ended March 31, 2004. The substantial increase in consulting expenses between the two years first quarters is the result of the shift from minimal operations in 2003 to the startup of our new business operations in 2004 and includes $24,000 in compensation paid to our CEO under an employment agreement in effect for 2004 and also includes the payment in stock of 550,000 of our common shares for $27,500 in services performed by another officer/director during the prior year. The remaining consulting expenses were incurred as a result a 2003 accrued compensation due various individuals which were not expensed until our first quarter of 2004. The general and administrative expenses also increased by more than 300% and again this was a result of expenses related to our new operations.

For the first quarter of 2004, we incurred a net loss of $172,035 (including a foreign currency translation of $156) which reflects an increase from the prior year first quarter net loss of $26,216

Liquidity and Capital Resources
-------------------------------

The following discussion is based on our financial condition as of March 31, 2004 and our liquidity and capital resources at that time as it related to our then existing operations in the oil industry.

Our monthly cash outflows are primarily related to consulting services costs, and the expenses of day to day operations as we attempt to develop our oil business and will include our working interest responsibilities on the Corsicana properties. These cash outflows exceed monthly cash inflows based on lack of revenues from oil production or any other source. We had $121,668 in cash as of March 31, 2004 to fund operations.

We had a cash flow deficiency related to operating activities of $155,888 in the first quarter of 2004 compared to $16,805 in the first quarter of 2003. The cash flow financing was provided by sale of common stock for $164,020, and subscriptions received for $91,500 for shares of stock in lieu of compensation. These activities resulted in cash on hand as at March 31, 2004 of $121,668 to fund ongoing company operating expenses as well as working interest expenses on the well.

We had total assets as of March 31, 2004 of $146,668. This includes the $121,668 in cash and a $25,000 deposit on our Corsicana project.

Our liabilities consist of a loan from a related party/shareholder in the amount of $2,250 which is non interest bearing and has no fixed terms of repayment; the balance of our liabilities include accounts payable of $2,250 and accrued interest of $2,941.

Farm Out Agreement with Armen Energy LLC -
-----------------------------------------

On January 20, 2004, we executed an agreement with Armen Enrgy LLC ("Armen") which initiated our new plan of operation in the oil and gas industry.

Through the "farmout" agreement with Armen, we obtained an undivided 45% working interest on acreage that is held-by-production. Armen had previously obtained from Spartan General Partners ("Spartan") a farmout of 1,000 acres of held-by-production leases with the right to drill and earn an undivided 90% interest in the farmout lands. Armen agreed to carry Spartan for a 10% interest in each well up to 20 wells. It granted American Stellar an undivided working interest by way of a Participation Agreement in January of 2004; the remaining 45% undivided working interest was granted to Koko Petroleum, Inc., an unrelated party.

Upon the purchase of our interest which required a deposit of $25,000, paid at execution by us, and an additional $25,000 required to be paid before participating in any well beyond the initial test well, we became responsible for 50% of the estimated costs for drilling and completion of the initial well at which point we were assigned our 45% working interest which equaled a 37% net revenue interest. Net revenues means the percentage of oil and gas left to the working interest participants after reserving for Armen an overriding royalty interest in each lease equal to the difference between current lease burdens and 74%.

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

Plan of Operation for the 12 months Following our First Quarter of 2004
-----------------------------------------------------------------------

During the 12 months following the period of this report we plan to develop our Corsicana property and put it into production as well as seek other oil and gas properties to invest in. Our cash requirements over the 12 months following March 31, 2004, include: compensation due under employment agreements with officers and directors aggregating $126,000 annually; additional consulting expenses related to investor relations and acquisition opportunities; expenses related to well drilling and operation based on our 45% working interest in the Corsicana properties, general and administrative expenses related to day to operations, and legal and accounting expenses related to reporting obligations both past and current.

Financing
---------

We operate in a very competitive industry in which large amounts of capital are required in order to continually acquire, explore and develop properties. Most of our competitors have significantly greater capital resources than we have. In order to achieve cash flows from operations we must receive revenues from oil production which will require spudding new wells on our Corsicana properties or the acquisition of additional properties. We do not have cash flows from our current operations and our existing cash on hand will not be sufficient to provide for our day to day administrative costs or any expansion into additional properties, or the drilling of additional wells, or the costs associated with our working interest.

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

During our first quarter of 2004, we funded our operations, which included our initial deposit on the Corsicana property with sales of 2,807,000 shares of our common stock for $164,020 and subscriptions for our common stock of $91,500 which consist of accrued salaries due our principals and others for 2003 for which they agreed to take stock.

Trends, Uncertainties and Risks
-------------------------------

The following risks, trends and uncertainties relate to our new business operations as of March 31, 2004. Our oil operations were disposed of in their entirety by November 2005.

..    There is no guarantee we will be successful in achieving revenues from oil production.

..    If we succeed in achieving revenues from production, such revenues will be highly dependent on the price of crude oil which is unpredictable.

..    We are highly dependent on the Operator of our wells and must rely on their expertise for both the operation of the wells and sale of crude oil to distributors when and if we achieve production.

..    We have no diversification with and one business that of oil and gas exploration and development and only one property in that business.

..    The oil and gas industry is subject to substantial regulation with respect to discharge of materials into the environment or otherwise relating to the protection of the environment. Exploration, development and production of oil and gas are regulated by various government agencies with respect to storage and transportation of hydrocarbons and clean-up of sites of wells. Many of these activities require government approval before underwriting the costs associated with compliance with applicable laws and regulations which have increased the costs associated with planning, designing, drilling, installing, operating, and plugging and abandoning a well. To the extent that we own an interest in a well, we may be responsible for costs of environmental regulation compliance even well after the plugging and abandoning of that well.

..    Operation of an oil and gas well is subject to risks such as blowouts, cratering, pollution, and fires, any one of which could result in damage or destruction of the well or production faults.

..    We will compete with many other oil and gas companies which are better capitalized and have more experience in the industry than we do. Our lack of experience could adversely affect our chances to compete in an industry dominated by larger more experienced firms.

..    We have a limited operating history in this field and have recognized no revenues from operations in this field. Accordingly, there can be no assurance that we can operate at a profitable level.

..    Our officers and directors have no experience in the oil and gas industry and this lack of experience could adversely affect our chances of success.

..    We have incurred losses for our first quarter ended March 31, 2004 resulting in an accumulated deficit as of that date of $1,431,787 which raises substantial doubt as to our ability to continue as a going concern.

Off-balance Sheet Arrangements
------------------------------

None

Subsequent Events Related to Oil Producing Activities
-----------------------------------------------------

The following is a brief synopsis of our oil activities subsequent to the date of this Report:

..    The initial well on the Corsicana property was initiated in June 2004 and tested 3 exploratory zones: the "Woodbine," the Wolfe City," and one development zone, the "Pecan Gap". This first well named "1B McKinney" initially produced at the rate of 21.3 barrels of fluids per day. Of this, 10.65 barrels of oil were recovered and 10.65 barrels of "work-over" water. It was initially thought that this water would be worked off and result in 90% or better, of all fluids produced, being oil, but the integrity of the formation was severely compromised and production declined to just 2 barrels of oil per day. In October, 2004, wells number 2 and 3 were drilled successfully, logged, and completed with Initial Production Rates of 25 and 36 barrels per day.

..    In January 2005, we acquired a 45% Working Interest in a new property called the "Hill Lease" located on 15.5 acres in Navarro, Texas, which had a well that had been drilled and cased in the Pecan Gap zone, but missed most of the zone with the previous completion. We paid $11,700 for the working interest in the Hill Lease.

..    By the fall of 2005, our initial production from our three producing wells on the Corsicana property had declined to approximately 5 barrels per day each.

..    In September, 2005 the "Hill" well was recompleted and resulted in an initial production rate of approximately 6 barrels per day, which declined quickly to about 3 barrels per day.

..    Although the Corsicana wells were operating economically and generating revenue of approximately $3,000 to $4,000 per month, it was determined by management that they were not providing the return on investment necessary to achieve a satisfactory growth rate. In August, of 2005, the Corsicana lease was sold for a contract price of $175,000 which was reduced for early payment to $165,000 which has been paid in full by the purchasers. The Hill lease, after determining production rates was also deemed to be of limited long term value, was subsequently sold for $37,000 in early November, 2005.

Subsequent Events Related to Mining Activities
----------------------------------------------

The following activities have occurred subsequent to the date of this report which are not related to the ongoing oil operations in 2004 but reflect our diversification into the mining industry:

..    Acquisition of Amermin S.A. de C.V. subsidiary:  In May of 2005 we exercised an option to acquire a 97% working interest in Amermin S.A. de C.V. ("Armermin"), a mining company in Chihuahua, Mexico by making initial cash payments towards the purchase of La Currrita mining concessions and one other mining project.

..    La Currita Mining Concessions: Also in May of 2005 we entered into an agreement to purchase 100% of the assets and concession rights in property in Chihuahua, Mexico known as "La Currita". The agreement was entered into through our 97% owned Mexican subsidiary, Amermin. La Currita is a set of 3 mineral concessions including 4 mines and a 150 ton a day flotation mill for processing ore. The total purchase price is $1.2 million of which we have paid $225,000 with 19 monthly installments due of $50,000. We will lose our rights to this property should we fail to make two consecutive payments and forfeit all previous payments. The mill currently processes 80 tons of gold/silver per day with varying consistency.

..    San Miguel Mining Concessions: On May 16 of 2005, through Amermin, we entered into option agreement with Compania Minera Navojoa S.A. de C.V. to purchase 100% of the rights to 12 mineral concessions located in Chihuahua, Mexico known as "San Miguel". We paid $10,000 to enter into this option. Development of this concession is contingent on the results of a title search. Under the agreement we agreed to pay $700,000 for the 12 mineral concessions: $300,000 at execution of a formal purchase agreement, and $100,000 at 6 month intervals until paid in full. The title search was completed and we have paid $150,000 of the first $300,000 with the balance of $150,000 due upon the completion and execution of the formal purchase agreement. Our first $100,000 payment will be due 6 months from the execution of the formal purchase agreement. The San Miguel concessions are the subject of an agreement with Paramount Gold Mining Corp as discussed below.

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

..    On August 3, 2005, Amermin entered into an option agreement with
     Paramount Gold Mining Corp. ("Paramount") for the sale of up to a 70% interest in the San Miguel mining concessions. Paramount made an initial payment to us of $50,000 for the option to acquire a 35% interest in the San Miguel concessions. Pending results of a title search, Paramount agreed to pay $250,000 to purchase a 25% interest in the concessions; a further payment of $100,000 will increase Paramount's interest to the 35%. To maintain its interest, Paramount is required to make a yearly payment of $50,000 or an equivalent value of its shares, on the anniversary date of the agreement. Paramount may increase its interest in San Miguel to 55% once certain conditions are met: it spends $1,000,000 on exploration and development, and issues us 700,000 of its restricted shares. Paramount has the further option to increase is interest to 70% by spending an additional $1.5 Million over and above the $1,000,000 spent on exploration and development within 30 months and through the issuance of an additional 200,000 shares. The option to finalize this agreement was extended to November 30, 2005 and Paramount has exercised the option and paid us $250,000 on December 1, 2005.
     Under the agreement, Paramount has the right to process ore at our La Currita Mill at a minimum rate of 75 tons per day and pay a processing fee to us equal to actual milling costs per ton plus 10% of the net smelter proceeds. Any revenues, net of operating costs, derived from mining ore at San Miguel groupings, will be divided between us and Paramount based on each partner's proportionate interest at the time. So long as Paramount pursues exploration of the property it will be deemed to be the operator; if it does not pursue exploration, it will no longer be the operator but will retain its interest.

..    On December 12, 2005, we entered into a Joint Purchase Agreement with
     Paramount to acquire certain assets and rights obtained by Drilling Consultants, Inc. ("DCI") to 4 mining claims located in Guazapares, Chihuahua, Mexico. These four concessions are known as the La Blanca property and total 140 hectares. They are located adjacent to our San Miguel properties. The total purchase price of the claims is $4,300,000 which will be paid in accordance with a specific purchase price schedule agreed upon by Paramount and DCI. Under our agreement with Paramount, American Stellar has the right to earn a 10% interest and up to a 30% interest in the La Blanca property under certain conditions: (1) after Paramount has made property payments for one year (totaling $1,010,000), we will pay 20% of all additional payments (totaling $3,290,000) due under a specific schedule to earn a 20% interest in the assets and rights in the four mining concessions; (2) our payments will begin on January 30, 2007 and will continue through January 10, 2010 at which time we will have paid $658,000 for our interest; (3) if at any time we fail to make our 20% share of any payment on the payment schedule, our percentage will reduce proportionately; and (4) once payment has been made in full under the schedule, we will have earned our 20% interest (or proportionately reduced interest) and we will also shall have earned an additional 10% regardless of what was paid by us through the payment period.


ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive and Financial Officers determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes all securities sold by American Steller Energy Corporation during the first three months of 2004 although theses transactions were disclosed in our Annual Report on 10KSB for the year ended December 31, 2004 which was filed prior to this report.

..    On January 1, 2004 we issued 550,000 unregistered common shares to
     Alexander Anderson, an officer and director. The shares were issued for services rendered to American Stellar in his capacity of CFO and valued
     at $0.05 per share or $27,500.   We relied on an exemption from
     registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

..    On April 27, 2004, we issued an aggregate of 2,807,000 of our unregistered common shares to nine individuals who purchased shares at various prices from $.05 - $.10 per share for a total of $164,020 in cash received between February 20, 2004 and March 15, 2004. One of those individuals was an affiliate at the time of the transaction, Mr. Francis Biscan Jr., our CEO, who purchased 650,000 shares at $0.06 per share.
     We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act

In connection with each of these isolated issuances of our securities, we believe that each purchaser:

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

All information required to be disclosed on a Form 8K related to the period covered by this report has been previously reported in a prior filing(s).

ITEM 6.  EXHIBITS

     Exhibit
     Number                Title
-----------------------------------------------------------------------------

        2.1 Agreement and Plan of Reorganization between Westnet Inc. and MerchantPark Communications, Inc. (Filed as
                    Exhibit 2 to Form 8-K on April 6, 2001)
        3.1         Articles of Incorporation of Westnet, Inc.
                    (Filed as Exhibit 3.1 to Form 10SB on March 24, 2000)
        3.2         Certificate of Amendment to Articles of Incoporation
                    for Name Change to MerchantPark Communications (Filed
                    As Exhibit 3.(I) to Form 8-K on April 6. 2001)
        3.3         Certificate of Amendment to Articles of
                    Incorporation for Name change to American
                    Stellar Energy, Inc. (Filed as Exhibit 3.1 to Form
                    10KSB for December 31, 2003 on December 21, 2004)
        3.4         Bylaws - (Filed as Exhibit 3.2 to Form 10SB on
                    March 24, 2000)
       10.1         CIT Agreement dated October 31, 2002 (filed as Exhibit
                    10.1 to Form 10KSB for December 31, 2002 on December 16,
                    2004)
       10.2         Participation Agreement Corsican project (Filed as
                    Exhibit 10.1 of Form 10KSB for December 31, 2003 on December 21, 2004) ("Farmout Agreement")
       10.3         First Right of Refusal, Corsican Field (Filed as Exhibit
                    10.2 to Form 10KSB for December 31, 2003 on December 21,
                    2004)

       10.4         Employment Agreement - Francis R. Biscan Jr. (Filed as
                    Exhibit 10.4 of Form 10KSB for December 31, 2004 on December 16, 2005)
       10.5         Employment Agreement - Clifford Brown (Filed as
                    Exhibit 10.5 of Form 10KSB for December 31, 2004 on December 16, 2005)
       10.6 Assignment of Hill Property to American Stellar, dated April 16, 2005 (Filed as Exhibit 10.1 to Form 8K on December 23, 2005)
       10.7 Purchase Agreement re: sale of Corsicana Oil Lease Farmouts to RPMJ Corporate Communications, Ltd and 658111 B.C. Ltd, dated August 31, 2005 (Filed as Exhibit 10.2 to Form 8K on December 23, 2005)
       10.8 Purchase Agreement re: sale of Hill Property to Future Quest Nevada Inc., dated November 1, 2005. (Filed as
                    Exhibit 10.3 to Form 8K on December 23, 2005)
       10.9 Agreement American Stellar Energy & Ramiro Trevizo Ledezma re: acquisition of his 48% interest in Amermin S.A. de C.V., dated May 14, 2005 (Filed as Exhibit 10.4 to Form 8K on December 23, 2005)
       10.10 Agreement American Stellar & Amermin S.A. de C.V. dated May 14, 2005 re: acquisition of stock equaling a 49% interest in Amermin (Filed as Exhibit 10.5 to Form 8K on December 23, 2005)
       10.11 Mining, Exploration, Exploitation and Purchase Option Agreement between Amermin and Minera Tres de Mayo S.A. de C.V. re: La Currito concessions, Chihuahua Mexico, dated May 12, 2005 (Filed as Exhibit 10.6 to Form 8K on December 23, 2005)
       10.12 Promissory Agreement between Amermin and Minera Navojoa S.A. de C.V. - San Miguel Properties, Chihuahua Mexico - dated May 12, 2005 (Filed as Exhibit 10.7 to Form 8K on December 23, 2005)
       10.13 Joint Venture Agreement Amermin S.A. de C.V. and Minas de Topago S.A. de C.V., 4 mining concessions, dated June 9, 2005 (Filed as Exhibit 10.8 to Form 8K on December 23, 2005.)
       10.14 Option Agreement on San Miguel re: purchase of 35% of American Stellar's interest in San Miguel concessions by Paramount Gold Mining Corporation, dated August 3, 2005 (Filed as Exhibit 10.9 to Form 8K on December 23, 2005)
       10.15 Extension of San Miguel purchase option dated September 15 2005 (Filed as Exhibit 10.10 to Form 8K on December 23,
                    2005)
       10.16 Joint Purchase Agreement with Paramount Gold Mining Corp, Re La Blanca properties, executed and agreed to on December 12, 2005 (filed as Exhibit 10.1 to Form 8K on January 5, 2006)
       31.1         Section 302 Certification - CEO *
       31.2         Section 302 Certification - CFO *
       32.1         Section 906 Certification - CEO *
       32.2         Section 906 Certification - CFO *

* Filed herewith

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN STELLAR ENERGY, INC.
                                     (Registrant)


DATE: January 16, 2006
                                       /s/  Francis R. Biscan Jr.
                                  By:_________________________________________
                                      Francis R. Biscan Jr.
                                      President, Chief Executive
                                      Officer and Director


DATE: January 16, 2006             By: /s/  Clifford Brown
                                     _________________________________________
                                       Clifford Brown
                                       Chief Financial Officer and
                                       Director