Form 10QSB
period 2004-06-30
AMERICAN STELLAR ENERGY INC.
filed 2006-01-31
CIK 1100747

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: JUNE 30, 2004

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

Yes [_]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: June 30, 2004   49,233,169
common shares.

Transitional Small Business Disclosure Format (check one). Yes [_]  No [X]

                           FORM 10-QSB


                              INDEX

                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ................................3

         Consolidated Balance Sheets for June 30, 2004 and
         December 31, 2003..............................................4

         Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2004 and June 30, 2003 and
         From Inception on December 5, 2000 to June 30, 2004 ...........5

         Consolidated Statements of Stockholders' Equity
         (Deficiency) from inception on December 5, 2000 through
         June 30, 2004..................................................7

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2004 and 2003 and from inception
         On December 5, 2000 to June 30, 2004...........................12

         Notes to Financial Statements..................................14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......20

ITEM 3.  CONTROLS AND PROCEDURES........................................27

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............28

ITEM 5.  OTHER INFORMATION .............................................28

ITEM 6.  EXHIBITS.......................................................29

SIGNATURES..............................................................30

Explanatory Note
----------------

This Quarterly Report on Form 10QSB is related to our operations during the three and six month periods ended June 30, 2004 and the related financial statements for that period, and is being filed on a delinquent basis. The financial statements that follow and the information contained below is not indicative of our current business operations as we have redirected our business from oil and gas to mining, which included both the acquisition and disposal of our oil operations during 2004 and 2005, and the acquisition of interest in various gold mining properties in Chihuahua, Mexico during 2005.


                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our Statements of Operations for the three and six months ended June 30, 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended June 30, 2004 are not indicative of results of subsequent periods.




                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                          June 30, 2004

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)

                    Consolidated Balance Sheet


                                                   June 30,   December 31,
                                                     2004         2003
                                                ------------- -------------
                                                 (Unaudited)   (Audited)
                              ASSETS
                             -------

CURRENT ASSETS

  Cash                                          $     17,620  $     22,192
  Corsicana field project deposit                     57,039             -
                                                ------------- -------------

                                                      74,659        22,192
PROVED NATURAL GAS AND OIL PROPERTIES
AND EQUIPMENT                                         47,961             -
                                                ------------- -------------

                                                $    122,620  $     22,192
                                                ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

  Accounts payable                              $      2,149  $      9,708
  Loans from related parties                           8,591         2,250
  Accrued interest                                         -         2,941
                                                ------------- -------------

                                                      10,740        14,899
                                                ------------- -------------
STOCKHOLDERS' EQUITY

  Common voting stock: 100,000,000
    shares authorized of $0.001 par value,
    49,233,169 (2003 - 45,116,169) shares
    issued and outstanding                            49,234        45,117
  Additional paid-in capital                       1,495,645     1,220,592
  Share subscriptions received                        70,000             -
  Accumulated deficit                             (1,504,127)   (1,259,908)
  Other comprehensive income                           1,128         1,492
                                                ------------- -------------

                                                     111,880         7,293
                                                ------------- -------------

                                                $    122,620  $     22,192
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



                        AMERICAN STELLAR ENERGY, INC.
                (Formerly Merchantpark Communications, Inc.)
                        (A Development Stage Company)

                    Consolidated Statements of Operation
                                 (Unaudited)


                                                                                       CUMULATIVE
                                                                                       PERIOD FROM
                                                                                       INCEPTION ON
                                                                                       DECEMBER 5,
                              FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED   2000 TO
                                        JUNE 30,                   JUNE 30,            JUNE 30,
                                   2004         2003           2004          2003      2004
                              ------------- ------------- -------------- ------------- --------------
REVENUE
  Revenue from website
  development and software    $          -  $          -   $          -  $          -  $     168,209
                              ------------- ------------- -------------- ------------- --------------

                                         -             -              -             -        168,209
                              ------------- ------------- -------------- ------------- --------------
Expenses
  Consulting                        61,909        22,500        217,682        44,955        595,819
  General and administrative        10,431           283         26,537         4,044        385,380
  Depreciation, depletion and
    amortization                         -             -              -             -        196,790
  Software development cost              -             -              -             -         55,812
                              ------------- ------------- -------------- ------------- --------------

                                    72,340        22,783        244,219        48,999      1,233,801
                              ------------- ------------- -------------- ------------- --------------

LOSS BEFORE OTHER (EXPENSES)       (72,340)      (22,783)      (244,219)      (48,999)    (1,065,592)
                              ------------- ------------- -------------- ------------- --------------
OTHER INCOME (EXPENSES)
  Interest expense                       -             -              -             -        (10,716)


                                                                                         (Cont'd...)




The accompanying notes are an integral part of these consolidated financial statements.

                                      5





                        AMERICAN STELLAR ENERGY, INC.
                (Formerly Merchantpark Communications, Inc.)
                        (A Development Stage Company)

                    Consolidated Statements of Operation
                                 (Unaudited)


(Cont'd...)


                                                                                       CUMULATIVE
                                                                                       PERIOD FROM
                                                                                       INCEPTION ON
                                                                                       DECEMBER 5,
                              FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED   2000 TO
                                        JUNE 30,                   JUNE 30,            JUNE 30,
                                   2004         2003           2004          2003      2004
                              ------------- ------------- -------------- ------------- --------------
  Interest income                        -             -              -             -            442
  Loss on disposal of assets             -             -              -             -       (218,836)
  Loss on extinguishments of
   debt                                  -       (30,000)             -       (30,000)      (209,425)
                              ------------- ------------- -------------- ------------- --------------

                                         -       (30,000)             -       (30,000)      (438,535)
                              ------------- ------------- -------------- ------------- --------------

NET LOSS                           (72,340)      (52,783)      (244,219)      (78,999)    (1,504,127)

OTHER COMPREHENSIVE (LOSS)
  Foreign currency translation        (208)            -           (364)            -          1,128
                              ------------- ------------- -------------- ------------- --------------

NET LOSS                      $    (72,548) $    (52,783) $    (244,583) $    (78,999) $  (1,502,999)
                              ============= ============= ============== ============= ==============

NET LOSS PER COMMON
  SHARE - BASIC               $      (0.00) $      (0.00) $       (0.00) $      (0.00)
                              ============= ============= ============== =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC    47,721,169    35,509,361     45,978,758    35,095,597
                              ============= ============== ============= =============



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

                                                                                                 (Cont'd...)




The accompanying notes are an integral part of these consolidated financial statements.

                                        9


                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Unaudited)

                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)

Stock issued for
cash at $0.01 per
share                   500,000       500       4,500             -            -            -         5,000

Stock issued for
cash at $0.02 per
share                   250,000       250       4,750             -            -            -         5,000

Stock issued for
debt at $0.02 per
share                 2,900,000     2,900      55,100             -            -            -        58,000

Stock issued for
cash at $0.02 per
share                   200,000       200         800             -            -            -         1,000

Stock issued for
debt at $0.02 per
share                   600,000       600      11,400             -            -            -        12,000

Stock issued for
debt at $0.027 per
share                 2,519,445     2,519      65,505             -            -            -        68,024

Net loss for the year         -         -           -             -            -     (155,543)    (155,543)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance,
December 31, 2003    45,116,169    45,117   1,220,592             -        1,492   (1,259,908)       7,293

Stock issued for
services at $0.05
per share               845,000       845      41,405             -            -            -       42,250

Stock issued for
cash at $0.05 per
share                   520,000       520      25,480             -            -            -       26,000

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




                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Unaudited)


                                                                                                  Total
                         Common Stock      Additional    Share          Other                  Stockholders'
                    ----------------------   Paid-in  Subscriptions Comprehensive Accumulated     Equity
                       Shares      Amount    Capital    Received        Income      Deficit    (Deficiency)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
(Cont'd...)

Stock issued for
cash at $0.06 per
share                 2,267,000     2,267     133,753            -             -            -       136,020

Stock issued for
cash at $0.10 per
share                    20,000        20       1,980             -            -            -         2,000

Stock issued for
services at $0.14
per share                45,000        45       6,255             -            -            -         6,300

Stock issued for
services at $0.08
per share                45,000        45       3,555             -            -            -         3,600

Stock issued for
services at $0.04
per share             1,575,000     1,575      61,425             -            -            -        63,000

Stock cancelled      (1,200,000)   (1,200)      1,200             -            -            -             -

Share subscriptions
received                      -         -           -        70,000            -            -        70,000

Currency translation
adjustment                    -         -           -             -         (364)           -          (364)

Net loss for the
period                        -         -           -             -            -     (244,219)     (244,219)
                    ------------ --------- ----------- ------------- ------------ ------------ -------------
Balance, June 30,
2004                 49,233,169  $ 49,234  $1,495,645  $     70,000  $     1,128  $(1,504,127) $    111,880
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







                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  From
                                                                                  Inception on
                                                                                  December 5,
                                                    For the Six    For the Six    2000 to
                                                    Months Ended   Months Ended   June 30,
                                                    June 30, 2004  June 30, 2003  2004
                                                    -------------  -------------  -------------
Cash provided by (used in):
OPERATING ACTIVITIES
  Net loss                                          $   (244,219)  $    (78,999)  $ (1,504,127)
  Items not involving cash:
  Depreciation, depletion and amortization                     -              -        196,790
  Loss on disposal of assets                                   -              -        218,836
  Common stock issued for services                       115,150              -        217,424
  Loss on extinguishment of debt                               -         30,000        147,400
                                                    -------------  -------------  -------------
                                                        (129,069)       (48,999)      (723,677)
  Changes in non-cash operating working capital items:
     Prepaids and other assets                           (57,039)             -        (11,139)
     Accounts payable                                     (7,559)        13,726          2,149
     Accrued interest                                     (2,941)             -              -
                                                    -------------  -------------  -------------

                                                        (196,608)       (35,273)      (732,667)
                                                    -------------  -------------  -------------
INVESTING ACTIVITIES
  Proved oil and gas properties and equipment            (47,961)             -        (47,961)
  Purchase of fixed asset                                      -              -         (9,154)
                                                    -------------  -------------  -------------

                                                         (47,961)             -        (57,115)
                                                    -------------  -------------  -------------
FINANCING ACTIVITIES
  Common stock issued for cash                           164,020         45,650        391,536
  Stock offering cost                                          -              -        (12,600)
  Share subscriptions received                            70,000              -         86,517
  Cash acquired in reverse acquisition                         -              -          3,717
  Repayment of loans from related parties                  6,341        (14,045)             -
  Proceeds from loans from related parties                     -          3,603        337,104
                                                    -------------  -------------  -------------

                                                         240,361         35,208        806,274
                                                    -------------  -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (364)             -          1,128
                                                    -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH                           (4,572)           (65)        17,620

CASH, BEGINNING OF THE PERIOD                             22,192          2,441              -
                                                    -------------  -------------  -------------

CASH, END OF THE PERIOD                             $     17,620   $      2,376   $     17,620
                                                    =============  =============  =============

                                                                                      Cont'd...


The accompanying notes are an integral part of these consolidated financial statements

                                       12


                          AMERICAN STELLAR ENERGY, INC.
                  (Formerly Merchantpark Communications, Inc.)
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                  From
                                                                                  Inception on
                                                                                  December 5,
                                                    For the Six    For the Six    2000 to
                                                    Months Ended   Months Ended   June 30,
                                                    June 30, 2004  June 30, 2003  2004
                                                    -------------  -------------  -------------
(Cont'd...)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                     $          -   $          -   $     10,716
  Income taxes paid                                 $          -   $          -   $          -

NON-CASH TRANSACTIONS
  Common stock issued for services                  $    115,150   $          -   $    217,424
  Conversion of debt to common stock                $          -   $     60,000   $    198,025








The accompanying notes are an integral part of these consolidated financial statements.




                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          June 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are consolidated with the Company's wholly owned subsidiary and have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.


NOTE 2 - (a) NATURE OF OPERATION

During 2003, the Company began seeking business opportunities in the energy sector and changed its name to American Stellar Energy Inc. In early 2004, management identified a suitable oil prospect, the Corsicana prospect, acquired working interest in that prospect, and began operating in the oil and gas industry. Subsequent to June 30, 2004, it acquired additional oil and gas properties, commenced operations on those properties and began receiving revenues. During 2005, the Company disposed of the oil and gas properties in favor of the acquisition and development of mining properties.

NOTE 2 - (b) GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $244,219 for the 6 month period ended June 30, 2004 that have resulted in an accumulated deficit of approximately $1,504,127 at June 30, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intent to seek additional financing through new stock issuances and lines of credit. The Company sold all of its oil interests by November 2005. The Company plans to focus on the mining of gold and other precious metals and hopes to generate revenues through sales of these metals.


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

          Notes to the Consolidated Financial Statements
                          June 30, 2004


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

          Notes to the Consolidated Financial Statements
                          June 30, 2004


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

The Company has no other oil and gas activity outside this block.

Total deposit as of June 30, 2004 was $57,039.

Capitalized costs relating to oil and gas producing assets at June 30, 2004 consisted of the following:

      Proved oil and gas properties   $47,961


NOTE 4 - RELATED PARTY TRANSACTIONS

During the 6 months ended June 30, 2004, the Chief Executive Officer of the Company loaned $8,591 to the Company for working capital. The loan is unsecured, non-interest bearing, and payable on demand.

The Chief Executive Officer provided consulting services to the Company which resulted in $48,000 of consulting expense for the six months ended June 30,
2004 (June 30, 2003   $30,000).

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

          Notes to the Consolidated Financial Statements
                          June 30, 2004


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

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          June 30, 2004


NOTE 5 - SUBSEQUENT EVENTS (Continued)

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

                  AMERICAN STELLAR ENERGY, INC.
           (Formerly Merchantpark Communications, Inc.)
                  (A Development Stage Company)
                           (Unaudited)

          Notes to the Consolidated Financial Statements
                          June 30, 2004


NOTE 5 - SUBSEQUENT EVENTS (Continued)

Shares Issuance
Subsequent to June 30, 2004, the Company issued 1,400,000 shares of common stock for $70,000 to investor relations consultants for services performed for the 6 months ended June 30, 2004. Accordingly, the amounts were disclosed as share subscriptions received at June 30, 2004.

Subsequent to June 30, 2004, the Company issued 100,000 shares to the Company's Chief Financial Officer for signing the employment agreement on November 2004.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, references to "American Stellar," "Merchant Park," "we," "us," and "our" refer to American Stellar Energy Inc. (formerly Merchant Park Communications, Inc.).

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under this "Item 2. Management's Discussion and Analysis or Plan of Operation," and also include general economic factors and conditions that may directly or indirectly impact the our financial condition or results of operations.

General
-------

We were incorporated October 14, 1999 in Nevada as Westnet Communications Group, Inc. ("Westnet"), for the purpose of developing a special interest worldwide web site. On April 1, 2001 we acquired Merchantpark Communications, Inc., a Nevada corporation ("Merchantpark") and its software development operations in a stock for stock transaction and changed our name to Merchantpark Communications, Inc. In March 2002 we discontinued our software development operations due to lack of operating capital which included the disposal of our software related assets and liabilities, entering into debt settlement agreements with creditors, and disposing of our inactive subsidiary entities. During 2003, we began seeking business opportunities in the energy sector and changed our name to American Stellar Energy Inc to better reflect our proposed business. In early 2004, management identified a suitable oil prospect, the Corsicana prospect, acquired working interest in that prospect, and began operating in the oil and gas industry. We initiated our first well on the Corsicana Prospect in the second quarter of 2004. Subsequent to June 30, 2004, we commenced operations on our properties and began receiving revenues in the fourth quarter of 2004. During 2005, we acquired additional oil properties but disposed of all of our oil and gas interest in 2005 in favor of the acquisition and development of mining properties.

American Stellar is considered a development stage company and as such our statements of operations, stockholders' equity and cash flows disclose activity since inception. This discussion relates to our operations during our three and six month period ended June 30, 2004 and should be read in conjunction with the financial statements and notes which precede under "ITEM
2. FINANCIAL STATEMENTS."

Results of Operations for the Three and Six Months Ended June 30, 2004 & 2003
-----------------------------------------------------------------------------

REVENUES

During our second quarter of 2004, we had not yet started receiving revenues from our oil operations. We acquired our 45% working interest in the Corsicana property in Texas through an initial $25,000 payment in our first quarter and the execution of an agreement with Armen Energy LC. During our second quarter our deposit increased by $32,039. The agreement with Armen Energy is discussed in greater detail below. We did not begin realizing revenues from oil production until our fourth quarter of 2004. During 2003 we were seeking business opportunities and had no revenues from operations in either the first or second quarter. Therefore, we had no revenues in the three or six months ended June 30, 2004 or 2003 from any source.

EXPENSES

Our consulting expenses almost tripled between our 2004 second quarter and our 2003 second quarter, from $22,500 in 2003 to $61,909 in 2004. Our general administrative expenses also increased from $283 in the three months ended June 30, 2003 to $10,431 in three months ended June 30, 2004. When comparing the six month periods ended June 30, 2004 and 2003, there is an increase of approximately 384% between the periods in consulting expenses which rose from $44,955 in the first six months of 2003 to $217,682 in the first six months of 2004. General and Administrative expenses also increased from $4,044 to $26,537 between the two years first six months. These increases reflect the shift from minimal operations in 2003 to the startup of our oil and gas operations in 2004 and includes $48,000 in compensation paid to our CEO under an employment agreement in effect for 2004 and also includes the payment in stock of 550,000 of our common shares for $27,500 in services performed by another officer/director during the prior year. The higher increase in consulting expenses incurred during the first three month period were a result of 2003 compensation due various individuals which were not expensed until our first quarter of 2004.

Our loss before other expenses was $244,219 in the six months ended June 30, 2004 with $72,340 of that amount occurring in the second quarter. Our net loss before other expenses was $48,999 during the six months ended June 30, 2003 with $22,783 of that loss attributed to the second quarter. Our total net loss during the six months ended June 30, 2003 increased to $78,099 as a result of a $30,000 loss on extinguishment of debt which took place in the second quarter of 2003 increasing the net loss for the three month period to $52,783. We had no comparative loss in other expenses in the six month period of 2004 although we incurred a foreign currency translation loss in of $364 in the first six months of 2004, with $208 occurring during the second quarter bring our net loss for the six months ended June 30, 2004 to $244,583 and for the three months ended June 30, 2004 to $72,548.

Liquidity and Capital Resources
-------------------------------

The following discussion is based on our financial condition as of June 30, 2004 and our liquidity and capital resources at that time as it related to our then existing operations in the oil industry.

Our monthly cash outflows are primarily related to consulting services costs, and the expenses of day to day operations as we attempt to develop our oil business and include our working interest responsibilities on the Corsicana properties. These cash outflows exceed monthly cash inflows based on lack of revenues from oil production or any other source. We had $17,620 in cash as of June 30, 2004 to fund operations.

We had a cash flow deficiency related to operating activities of $196,608 in the six month period ended June 30, 2004 compared to $35,273 in the six months ended June 30, 2003. Part of our non-cash activities in the first half of 2004 reflects $115,150 of services rendered for which common stock was issued during the first six months of 2004 and includes stock issued to officers for $63,000 in accrued services under existing employment agreements during that period. Investing activities consisted of a $47,961 investment in proved oil and gas properties and equipment during our second quarter. The cash flow financing was provided by sale of common stock for $164,020, and subscriptions received for $70,000 for shares of stock in lieu of compensation. These financing activities occurred mostly in the first quarter of 2004 and resulted in cash on hand as at June 30, 2004 of $17,620 to fund ongoing company operating expenses as well as working interest expenses on the well with the majority of the funding expended during the first two quarters.

We had total assets as of June 30, 2004 of $122,620. This includes the $17,620 in cash and a $57,039 deposit on our Corsicana project. It also includes $47,961 in capitalized costs related to proved oil and gas properties.

Our liabilities consist of a loan from a related party/shareholder in the amount of $8,591 which is non interest bearing and has no fixed terms of repayment; we also had accounts payable of $2,149.

Farm Out Agreement with Armen Energy LLC
-----------------------------------------

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

Plan of Operation for the 12 months Following our Second Quarter of 2004
------------------------------------------------------------------------

During the 12 months following the period of this report we planned to continue to develop our Corsicana property and put it into production as well as seek other oil and gas properties to invest in. Our cash requirements over the 12 months following June 30, 2004, included: compensation due under employment agreements with officers and directors aggregating $126,000 annually; additional consulting expenses related to investor relations and acquisition opportunities; expenses related to well drilling and operation based on our 45% working interest in the Corsicana properties, general and administrative expenses related to day to operations, and legal and accounting expenses related to reporting obligations both past and current.

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

In the past we have relied on loans from related parties and sales of our stock to fund operations, including the issuance of stock as payment for services. If we rely on equity offerings for funding, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our
financial needs and the available exemptions.   We also note that if we issue
more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Trends, Uncertainties and Risks
-------------------------------

The following risks, trends and uncertainties relate to our business operations as of June 30, 2004. Our oil operations were disposed of in their entirety by November 2005.

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

..    We have no diversification with only one business, that of oil and gas exploration and development, and only one property in that business.

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

..    We have incurred losses for our second quarter ended June 30, 2004 resulting in an accumulated deficit as of that date of $1,504,127 which raises substantial doubt as to our ability to continue as a going concern.

Off-balance Sheet Arrangements
------------------------------

None

Subsequent Events Related to Oil Producing Activities
-----------------------------------------------------

The following is a brief synopsis of our oil activities subsequent to the June 30, 2004:

..    The first well on the Corsicana property which was initiated in June 2004 tested 3 exploratory zones: the "Woodbine," the Wolfe City," and one development zone, the "Pecan Gap". This first well named "1B McKinney" initially produced at the rate of 21.3 barrels of fluids per day. Of this, 10.65 barrels of oil were recovered and 10.65 barrels of "work-over" water. It was initially thought that this water would be worked off and result in 90% or better, of all fluids produced, being oil, but the integrity of the formation was severely compromised and production declined to just 2 barrels of oil per day. In October, 2004, wells number 2 and 3 were drilled successfully, logged, and completed with Initial Production Rates of 25 and 36 barrels per day.

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

Subsequent Events Related to Mining Activities
-----------------------------------------------

The following activities have occurred subsequent to June 30, 2004 which are not related to the ongoing oil operations in 2004 but reflect our diversification into the mining industry:

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


                   PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes all securities sold by American Steller Energy Corporation during the three month period ended June 30, 2004. Note: these transactions were disclosed in our Annual Report on 10KSB for the year ended December 31, 2004 which was filed prior to this report.

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


                                     AMERICAN STELLAR ENERGY, INC.
                                     (Registrant)


DATE: January 27, 2006
                                       /s/  Francis R. Biscan Jr.
                                  By:_________________________________________
                                      Francis R. Biscan Jr.
                                      President, Chief Executive
                                      Officer and Director


DATE: January 27, 2006             By: /s/  Clifford Brown
                                     _________________________________________
                                       Clifford Brown
                                       Chief Financial Officer and
                                       Director