Form 10KSB
period 2005-12-31
TARA GOLD RESOURCES CORP.
filed 2007-03-22
CIK 1100747

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File No.   0-27715

TARA GOLD RESOURCES CORP.

 (Name of Small Business Issuer in its charter)

            Nevada

    88-0441332

     (State of incorporation)

  (IRS Employer

Identification No.)

2162 Acorn Court

              Wheaton, IL

                60187

   (Address of Principal Executive Office)

        Zip Code

Registrant's telephone number, including Area Code: (630) 462-2079

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  [  ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                X

 YES                    NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                          Yes

No  __X__

The Company’s revenues during the year ended December 31, 2005 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (76,116,186 shares) on March 14, 2007 was approximately $70,026,000.

Documents incorporated by reference:

None

As of February 28, 2007, the Company had 83,925,953 issued and outstanding shares of common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding the Company’s financial position, business strategy, plans and objectives, are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

ITEM 1.  BUSINESS

Tara Gold was incorporated in 1999 in Nevada as Westnet Communications Group, Inc.  On April 1, 2001 Tara Gold acquired Merchantpark Communications, Inc. for shares of its common stock.  After this acquisition Tara Gold’s operations involved the development of software which could be used by small businesses for web-site development and hosting.

In March 2002 Tara Gold’s discontinued its software development operations and was inactive until early 2004.  In November 2003 Tara Gold changed its name to American Stellar Energy, Inc., and in early 2004 began acquiring oil and gas properties.  In 2005 Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In May 2005 Tara Gold acquired 97% of the capital stock of Corporacion Amermin S.A. de C.V., a Mexican corporation, and began acquiring mining properties in Mexico.  All of Tara Gold’s operations in Mexico are conducted through Corporacion Amermin S.A. and all references to Tara Gold include the operations of Corporacion Amermin S.A.

Tara Gold’s plan is to acquire low-cost properties that have the potential to yield high returns.  After acquiring a property and selecting a possible exploration area through its own efforts or with others, Tara Gold will typically compile reports, past production records and geologic surveys concerning the area.  Tara Gold will then undertake a field exploration program to determine whether the area merits work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs will be undertaken to locate the existence of any economic mineralization.  If such mineralization is delineated, further work will be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the deposit into commercial production.

The capital required for exploration and development of mining properties is substantial.  Tara Gold plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Gold’s interest in a certain property in exchange for the expenditure of a specified amount), the sale by Tara Gold of interests in properties, and by the sale of its common stock.

The exploration and development of properties that are joint ventured with third parties are managed by one of the joint venture participants which is designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period.  Separate fees may be charged to the joint venturers by the operator and, once certain conditions are met, the joint venturers are typically required to pay the costs in proportion to their interests in the property.

In connection with the acquisition of a property, Tara Gold may conduct limited reviews of title and related matters and obtains representations regarding ownership.  Although Tara Gold plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

As of January 31, 2007 Tara Gold had an interest in the mining properties listed below.  Although Tara Gold believes that each of these properties has deposits of precious metals, there is no assurance that any of these properties will be capable of producing precious metals in commercial quantities.

In Mexico land size is denominated in hectares and weight is denominated in tonnes.  One hectares is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

La Currita Prospect

Tara Gold acquired the La Currita property in May 2005 from Minera Tres de Mayo, S.A.  In consideration for the assignment of its interest in this prospect, Tara Gold agreed to pay Minera Tres de Mayo $1,200,000 according to the following schedule:

2005

$   376,000

2006

600,000

2007

     224,000

$1,200,000

On May 30, 2006 Tara Gold signed an agreement with Raven Gold Corp. providing Raven the option to acquire a 25% interest in the La Currita prospect by:

•

paying $650,000 to Tara Gold by April 1, 2007;

•

making all remaining payments to Minera Tres de Mayo S.A.;

•

issuing 250,000 shares of its common stock to Tara Gold;

•

making any other payments deemed necessary to maintain and keep the property in good standing; and

•

paying $100,000 to Tara Gold on May 30, 2007 and on each succeeding May 30th.

Raven has the option to spend up to $500,000 on the property in which case 60% of the net operating revenue derived from the property will be paid to Raven until Raven receives distributions equal to the amount spent.  Once the amount spent by Raven has been recovered the interests of Tara Gold and Raven will revert to that which each party had prior to the additional expenditure by Raven.

Raven may increase its interest in the property to 40% if Raven:

a.

Spends an additional $1,000,000 on the exploration and development of the property by November 30, 2007.

b.

Is able to process a minimum of 4,500 tonnes of ore per month from the property for three consecutive months and maintains ongoing production of a minimum of 4,000 tonnes of ore per month;

c.

Issues Tara Gold an additional 250,000 restricted shares of its common stock.

Raven may increase its interest in the property to 60% if Raven:

a.

Spends an additional $2,500,000 on the exploration and development of the property by May 30, 2009.

b.

Is able to process a minimum of 9,000 tonnes of ore per month from the property for three consecutive months and maintains ongoing production of a minimum of 8,000 tonnes of ore per month;

c.

Issues Tara Gold an additional 250,000 restricted shares of its common stock.

Raven is the operator of the joint venture.  As long as their original participation is maintained, (25% in the case of Tara Gold and 75% in the case of Raven), Tara Gold and Raven must jointly approve any exploration or development program concerning the property.

The La Currita property covers 65 hectares and is located in Chihuahua approximately 400 km southwest of the city of Chihuahua, northern Mexico.  The property is situated on the western edge of the Sierra Madre Occidental in the Temoris mining district.  The La Currita property includes four mines and a floatation mill.

The La Currita mines were in production between 1983 and 1998.  Mining operations resumed in early January 2007 and as of January 31, 2007 the mines on the property were producing approximately 160 tonnes per day.  Gold and silver ore mined from the property was stockpiled until production from the plant resumed in late February 2007.

As of February 15, 2007 Raven had:

•

paid Tara Gold $350,000, with the remaining payment of $300,000 to be made on or before April 1, 2007;

•

not issued Tara Gold any shares of its common stock;

•

spent $500,000 on upgrading the mine and mill.

As the result of recent improvements, the mill on the property is now capable of processing 300 tonnes of ore per day.  Depending on a variety of factors, including ore quality and the price of gold and silver, Raven and Tara Gold may consider the feasibility of increasing the processing capacity of the mill to 700 tonnes per day.

San Miguel Prospect

Tara Gold acquired the San Miguel property in May 2005 from Minerva Navajoa, S.A. for $700,000, which amount had been paid as of June 30, 2006.

On August 3, 2005 Tara Gold signed an agreement with Paramount Gold Mining Corp. providing Paramount the option to acquire a 35% interest in the San Miguel prospect by:

•

paying $400,000 to Tara Gold;

•

paying its proportionate share of all remaining payments to Minera Navojoa, S.A.;

•

issuing 300,000 shares of its common stock to Tara Gold;

•

making any other payments deemed necessary to maintain and keep the property in good standing;

•

paying $50,000 to Tara Gold on May 30, 2007 and on each succeeding May 30th.  At its option, Paramount may satisfy this payment with restricted shares of its common stock.

Paramount may increase its interest in the property to 55% if Paramount:

a.

Spends an additional $1,000,000 by February 3, 2007.

b.

Issues Tara Gold an additional 200,000 restricted shares of its common stock.

Paramount may increase its interest in the property to 70% if Paramount:

a.

Spends an additional $1,500,000 on the property by February 3, 2008.

b.

Issues Tara Gold an additional 200,000 restricted shares of its common stock.

As long as their original participation is maintained, (65% in the case of Tara Gold and 35% in the case of Paramount), Tara Gold and Paramount must jointly approve any exploration or development program concerning the property.

The San Miguel property is comprised of 276 hectares and is located in Chihuahua, Mexico in the Temoris mining district, which is part of the Sierra Madre Occidental.  As of January 31, 2007 over 7,300 meters have been drilled and over 1,800 meters of trenching has been completed.

Paramount is the operator of the joint venture and will remain the operator as long as it maintains a 55% participation in the joint venture.

As of February 15, 2007 Paramount had:

•

Paid Tara Gold $400,000

•

Issued 300,000 shares of its common stock to Tara Gold

•

Notified Tara Gold that it had spent $2,500,000 on a trenching, drilling and sampling program.

Tara Gold is reviewing the expenditures made by Paramount on the property.  Following this review Tara Gold and Paramount plan to formulate a more extensive exploration program to better define the extent and grade of any deposits on the property.  As of February 15, 2007 the budget for this exploration program had not been established.

La Estrella Prospect

In January 2006 Tara Gold entered into an agreement to purchase the La Estrella mining property for $400,000.  Tara Gold has paid $24,000 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement.  Tara Gold is reviewing the situation with its legal advisors in Mexico.

Las Minitas Prospect

Tara Gold acquired the Las Minitas property in March 2006 from Isidro Hernandez Pompa.  In consideration for the assignment of his interest in this prospect Tara Gold agreed to pay Mr. Pompa $6,000,000 according to the following schedule:

2006

$   500,000

2007

600,000

2008

     900,000

2009

 1,200,000

2010

1,300,000

2011

   1,500,000

$ 6,000,000

On June 1, 2006 Tara Gold signed a non-binding letter of intent with Raven Gold Corp. providing Raven option to acquire 20% interest in the Las Minitas prospect by:

•

paying $600,000 to Tara Gold;

•

making all remaining payments to Isidoro Hernandez Pompa.;

•

issuing 250,000 shares of its common stock to Tara Gold;

•

making any other payments deemed necessary to maintain and keep the property in good standing;

•

paying $100,000 to Tara Gold on June 1, 2007 and on each succeeding June 1st.

The Las Minitas prospect is 826 hectares in size and is located in Sonora, Mexico, approximately 40 kilometers northwest of the town of Alamos.  The property lies at the western edge of the Sierra Madre Occidental gold-silver belt.

As of February 15, 2007 Raven had:

•

paid $300,000 to Tara Gold

•

paid $175,000 to Isidoror Pompa

•

not issued any shares to Tara Gold

Raven has advised Tara Gold that Raven does not plan to participate in the exploration or development of this property until the payments to Isidoror Pompa have been reduced to a level satisfactory to Raven.

Lluvia de Oro Prospect

Tara Gold acquired the Lluvia de Oro property in March 2006 from Atotonilco Construcciones, S.A.  In consideration for the assignment of its interest in this prospect Tara Gold agreed to pay $4,000,000 to Atotonilco Construcciones, S.A. according to the following schedule:

2006

$   650,000

2007

1,200,000

2008

  2,150,000

$4,000,000

On April 4, 2006 Tara Gold signed an agreement, as amended on September 12, 2006, with Columbia Metals Corporation Limited providing Columbia the right to acquire a 100% interest in the Lluvia de Oro prospect by:

•

paying $400,000 to Tara Gold;

•

paying all remaining payments to Atotonilco Construcciones, S.A.;

•

issuing 1,000,000 shares of its common stock to Tara Gold;

•

reserving a 20% net cash flow interest in favor of Tara Gold.

The net cash flow interest entitles Tara Gold to 20% of the revenue from the operation of the property, less all expenses associated with maintaining and operating the property.  Although Tara Gold is not required to pay any of these expenses, if Columbia decides to explore for more reserves Tara Gold will be required to pay 20% of the exploration expenses.

If the value of Tara Gold’s interest in the property exceeds the value of any royalties burdening the property, Columbia can acquire Tara Gold’s interest in exchange for shares of Columbia’s common stock.  In such a case, the number of shares to be issued to Tara Gold will be determined by dividing the difference between the value of Tara Gold’s interest and the value of any royalties burdening the property by the closing price of Columbia’s stock (on the day before Columbia’s exercise of its right to purchase Tara Gold’s interest) and multiplying the result by 1.25

At anytime prior to April 4, 2008 Columbia can acquire all or any part of Tara Gold’s 20% interest in this property by paying $250,000 for each 1% to be purchased.

The Lluvia de Oro property is comprised of 580 hectares located 13 km northwest of Magdalena de Kino, Sonora, Mexico.  Situated on this property is a complete recovery plant with three solution ponds, two 700 gallon per minute carbon column sets, carbon stripping equipment, a carbon regeneration unit, and one dorè furnace.  In addition, there is a double-lined leach pad with, 2,921,000 tonnes placed on the pad by previous operators, and a drill hole database of 260 drill holes which partially defined two zones of gold-silver-copper mineralization.  Field office facilities are in-place at the mine.  The Lluvia de Oro property was in production between 1996 and 1998.

Columbia is the operator of the joint venture.  As of February 15, 2007 Columbia had made all required payments to Tara Gold, had made all required payments to Atotonilco Construcciones S.A., and had issued 1,000,000 shares of its common stock to Tara Gold.

Columbia’s exploration program has verified the existence of gold deposits on the property.  Columbia is completing final engineering studies on the mine and processing facilities.  These studies are expected to be completed by April 2007 at which time Columbia will begin modifying the recovery plant and related facilities in preparation of resuming production.

Picacho Prospect

On July 21, 2006 Tara Gold acquired 97% of the capital stock of a Mexican corporation from Arnoldo Acuna Aranda for $6,985,000, which is payable in accordance with the following schedule:

2006

$     249,463

2007

947,964

2008

997,857

2009

1,397,000

2010

1,596,571

2011

     1,796,145

$   6,985,000

The primary assets of the Mexican corporation were the Picacho mineral concession, a mine, a mill, and a variety of mining and processing equipment.

Tara Gold has an agreement with Lateegra Gold Corp. providing Lateegra the option to acquire a 65% interest in the Picacho prospect by:

•

paying $325,000 to Tara Gold.

•

making all remaining payments to Arnoldo Acuna Aranda.

•

issuing 600,000 shares of its common stock to Tara Gold.

•

making any other payments deemed necessary to maintain and keep the property in good standing.

•

paying $100,000 to Tara Gold on June 21, 2007 and on each succeeding June 21st.

•

spending an additional $3,000,000 on the exploration and development of the property by December 21, 2007;

•

processing a minimum of 600 tonnes of ore per day from the property by December 21, 2007.

Lateegra may increase its interest in the property to 70% at any time prior to December 21, 2007 by paying Tara Gold the amount shown in the following schedule:

   Three-Month Average

Production from Property

Amount

600 tonnes per day

$2,000,000

800 tonnes per day

$1,500,000

1,000 tonnes per day

$1,000,000

1,200 tonnes per day

$   500,000

As long as their original participation is maintained, (35% in the case of Tara Gold and 65% in the case of Lateegra), Tara Gold and Lateegra must jointly approve any exploration or development program concerning the property.

The Picacho mine is located on a 3,236 hectare mining concession within the Northern Sierra Madre Gold Belt, 120 kilometers south of the U.S. border, in Sonora, Mexico.  A mill on the property is capable of producing 250 tons per day and includes a 1,500 ton per day jaw crusher, a 500 ton per day cone crusher, two ball mills, two floatation cells with a 400 ton per day capacity, generators and a large shop facility.  Mining equipment includes scoop trams, a pneumatic jumbo, one stationary hydraulic exploration drill, two compressors, two bulldozers, a front end loader, one track loader, and haul trucks.  Since acquiring this property, Tara Gold has been mining a small amount of ore containing gold and silica.  The mineralized ore is crushed at the mill and then sold to an unrelated third party.

As of February 15, 2007 Lateegra had:

•

paid $325,000 to Tara Gold

•

issued Tara Gold 350,000 shares of its common stock

•

made all required property payments to Arnoldo Acuna Aranda.

Lateegra is the operator of the joint venture and will remain the operator as long as it complies with the terms of its June 2006 agreement with Tara Gold.  As of February 15, 2007 Lateegra was surveying and mapping the property.  Once this initial exploration phase is completed, Lateegra will begin a drilling program to determine the presence and extent of any reserves on the property.

La Millionaria Prospect

On October 23, 2006 Tara Gold entered into an agreement with Minas de Topago S.A. providing Tara Gold with the right to acquire the La Millionaria property in consideration for:

•

Spending $2,000,000 on the exploration and development of the property prior to October 23, 2007;

•

Paying Minas de Topago $414,000 in six installments, with the last payment due October 27, 2007; and

•

Paying Minas de Topago 1% of the value of the proven reserves and 0.5% of the value of the probable reserves of gold on the property.

On October 23, 2007 the proven and probable reserves of gold on the property will be calculated.  The proven ounces of gold will be multiplied by 1% the probable ounces of gold will be multiplied by 0.5%.  The total ounces resulting from this calculation will then be multiplied by the average price of gold in the international market for the past twelve months.  The resulting amount, subject to a limit of $8,050,000 will be payable to Minas de Topago in accordance with the following schedule:

 Percentage of Total

  Amount Payable

Due Date

5%

10-23-07

10%

10-23-08

20%

10-23-09

25%

10-23-10

40%

10-23-11

On October 23, 2008 the reserves on the property will be recalculated and revalued using the average price of gold in the international market for the prior twelve months.  The amount due Minas de Topago will be adjusted if there is any difference from the previous valuation.

Although Tara Gold may terminate its agreement with Minas de Topago at any time, Tara Gold will nevertheless be required to spend $2,000,000 on the exploration of the property.

On October 24, 2006 Tara Gold signed a non-binding letter of intent with Gold and Silver Minerals Corp. (“GSMC”) providing GSMC the option to acquire a 25% interest in the La Millionaria prospect by:

•

paying $300,000 to Tara Gold by April 1, 2007,

•

making all remaining payments to Minas de Tobago,

•

issuing 1,200,000 shares of its common stock to Tara Gold,

•

making any other payments deemed necessary to maintain and keep the property in good standing,

•

paying $100,000 to Tara Gold on October 24, 2007 and on each succeeding October 24th.

GSMC may increase its interest in the property to 40% if GSMC:

a.

Spends $1,500,000 on the exploration and development of the property by April 24, 2008.

b.

Issues Tara Gold an additional 3,000,000 restricted shares of its common stock.

GSMC may increase its interest in the property to 55% if GSMC:

a.

Spends an additional $1,500,000 on the exploration and development of the property by April 24, 2009.

b.

Issues Tara Gold an additional 3,000,000 restricted shares of its common stock.

As long as their original participation is maintained, (75% in the case of Tara Gold and 25% in the case of GSMC), Tara Gold and GSMC must jointly approve any exploration or development program concerning the property.

The La Millionaria property consists of four mining concessions covering 875 hectares, including formerly producing gold mines.  The property is located in S.W. Chihuahua in the Sierra Madre Occidental gold-silver belt.  The structure at La Millonaria appears to merit further sampling and exploration to quantify the distribution of metals.

Once GSMC has earned its 40% interest, GSMC will be the operator of the joint venture and will remain the operator as long as it maintains its 40% participation in the joint venture.

As of February 15, 2007 GSMC had:

•

paid $50,000 to Tara Gold

•

paid $60,000 in property payments to Minas de Topago

•

issued 1,000,000 shares of its common stock to Tara Gold.

GSMC plans to collect and assay surface samples from the property and compile past reports and geologic surveys/studies relating to the property.  Depending on the results of its surface sampling, GSMC may begin a more comprehensive exploration program, consisting of trenching, drilling, sampling and mapping, to determine to presence and extent of gold bearing deposits on the property.

Tara Minerals Corp.

Tara Gold owns 84.5% of the outstanding common stock of Tara Minerals Corp.  Tara Minerals Corp. owns the three mining properties described below:

Pilar de Mocoribo Prospect

The Pilar de Mocoribo prospect was acquired in August 2006 from an unrelated third party for $800,000, which amount is to be paid in accordance with the following schedule:

2006

$   135,000

2007

235,000

2008

155,000

2009

     275,000

$   800,000

The Pilar de Mocoribo prospect is 1,548 hectares in size and is located 25 km NE of El Fuerte, Sinaloa State, Mexico.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.

The following is a description of Tara Mineral’s exploration plan for this property:

Phase

Projected Completion

Estimated Cost

Mapping and sampling

May 2007

$325,000

Don Ramon Concession

The Don Ramon concession was acquired in October 2006 from an unrelated third party for $600,000.  The purchase price was paid in full in January 2007.

The Don Ramon property is comprised of 309 hectares and is located 20 km ESE of Choix, Sinaloa State, Mexico, along the western part of the Northern Sierra Madre Gold Belt.

The following is a description of Tara Minerals’ exploration plan for this property:

Phase

Projected Completion

Estimated Cost

Mapping and sampling

May 2007

$900,000

Las Nuvias Concession

The Las Nuvias prospect was acquired for $115,000 in October 2006 from an unrelated third party.  The purchase price was paid in full in January 2007.

The Las Nuvias property is 41 hectares in size and is located 20 km ESE of Choix, Sinaloa State, Mexico, along the western part of the Northern Sierra Madre Gold Belt.

The following is a description of Tara Minerals’ exploration plan for this property:

Phase

Projected Completion

Estimated Cost

Mapping and sampling

  June 2007

$25,000

United States Mining Laws and Regulations

In the United States, unpatented mining claims on unappropriated federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws.  These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System.  The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.  Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim.

The domestic exploration programs conducted by Tara Gold will be subject to federal, state and local environmental regulations.  The United States Forest Service and the Bureau of Land Management extensively regulate mining operations conducted on public lands.  Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners.  Tara Gold may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment.  All requirements imposed by any such authorities may be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

Future legislation and regulations are expected to continue to emphasize the protection of the environment, and, as a consequence, the activities of Tara Gold may be more closely regulated to further the cause of environmental protection.  Such legislation and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to Tara Gold and may result in delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

Mining operations in the United States are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977.

Tara Gold’s operations will also be subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or

Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Tara Gold may incur expenditures for land reclamation pursuant to federal and state land restoration laws and regulations.  Under certain circumstances, Tara Gold may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

Mexican Mining Laws and Regulations

In Mexico, Article 27 of the Mexican Constitution grants the ownership of essentially all minerals to the Mexican nation.  The right to exploit those minerals is given to private parties through concessions issued by the Mexican government.  The current Mining Law of Mexico was enacted in 1992.  Concessions are granted on mining lots, the sides of which measure 100 meters, or a multiple of 100, except when adjoining lots (granted when there were no size requirements) require a smaller size.  An exploration concession is granted to the first applicant that meets the requirements of the Mining Law, the most important of which is that the claimed area is deemed to be “free land”.  Under the Mining Law, areas that are already covered by mining concessions or applications for mining concessions are not free, as well as reserved areas such as the coast and the seabed.

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for six years and give their holders the right to carry out exploration work.  While the concessionaire may keep the minerals obtained in the course of the exploration work, the mine may not be put into production.  If the concessionaire wishes to continue exploration work beyond six years, or wishes to go into production, the concessionaire may, at any time before the expiration of the six year term, request an exploitation concession, which is valid for 50 years and renewable once for a similar term.

Mining concessions do not grant the holder right to enter or use the surface land of the mining lots.  It is therefore necessary to obtain the permission of the surface owner for that purpose.  Typically, a verbal authorization with no consideration is granted for prospecting and sample gathering.  A simple letter agreement or contract is normally used for drilling, trenching, or basic road building.  For more advanced exploration activities, a small monetary consideration is normally required.  In some cases the concessionaire is also required to make minor improvements which benefit the local community such as fixing a road or fence or building an earthen dam.  Building and operating a mine requires a more formal agreement.  If an agreement cannot be reached with the surface owner, the Mining Law gives the concessionaire the right to request a temporary occupation of the land or an expropriation (or an easement for the construction of roads, power lines, water pipes, etc.).  Compensation is set through an appraisal made by the federal government.

A concessionaire’s most important obligation is the performance of assessment work on the mining lots.  A minimum amount of assessment work measured in monetary terms must be performed each year, depending on the size of the mining lot and, for an exploration mining concession, the number of years elapsed since its issue, pursuant to minimum investment tables established by the Mexican government.  Assessment work may be done either through expenditures or the sale of minerals.  A report must be filed in May of every year regarding the work for the previous calendar year.  Lack of performance of the minimum work will result in the cancellation of the concession; payment to the government in lieu of required assesment of work is not allowed.

Concessionaires must comply with federal environmental regulations which generally require that mining activities be subject to an environmental impact statement authorization.  Normally an environmental impact statement authorization can be obtained in six to twelve months from the date of its filing.  However, mining operations which do not exceed levels established by the Mexican government are not required to file an environmental impact statement.

The Mining Law forbids concessionaires from removing mine timbering and supports and requires compliance with all safety rules promulgated by the Mexican government.

Mexican and foreign individuals, as well as Mexican corporations, are allowed to hold mining concessions.  Although foreign corporations may not hold mining concessions, foreign corporations may own Mexican corporations.

General

As of January 31, 2007 the only employees of Tara Gold were its three officers.

Tara Gold’s offices are located at 2162 Acorn Court, Wheaton, IL 60187 and consist of approximately 150 square feet of space, which is supplied without charge by Francis Richard Biscan, Jr., Tara Gold’s President.  Tara Gold’s offices are expected to be adequate to meet its foreseeable future needs.

Tara Gold’s website is www.taragoldresources.com.

ITEM 2.  DESCRIPTION OF PROPERTY

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

In May 2005 Tara Gold borrowed $25,000 from Daniel Wilson.  At Mr. Wilson’s option, the loan, plus accrued interest, could be converted into 907,139 shares of Tara Gold’s common stock at any time prior to May 2006.  Subsequent to May 2006, Mr. Wilson attempted to convert his notes but was advised by Tara Gold that his conversion rights had expired.  Mr. Wilson also claims that he is owed 833,333 shares of Tara Gold’s common stock for providing consulting services with respect to Tara Gold’s mining properties.  In January 2007 Tara Gold filed a lawsuit against Mr. Wilson in the U.S. District Court for the Northern District of Illinois seeking a ruling that Tara Gold did not owe any shares to Mr. Wilson.

Other than the foregoing, Tara Gold is not involved in any legal proceedings and Tara Gold does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of February 28, 2007 there were approximately 1,500 holders of Tara Gold’s common stock, which number includes shares held by banks, brokerage houses and securities depositories.  The common stock of Tara Gold trades in the over-the-counter market, which is sometimes referred to as the “pink sheets”, under the symbol: TRGD.  Shown below are the high and low quotations for Tara Gold’s common stock for the periods indicated as reported by the National Quotation Bureau.  The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending

High

Low

3/31/04

$0.16

$0.04

6/30/04

$0.11

$0.05

9/30/04

$0.09

$0.03

12/31/04

$0.13

$0.04

3/31/05

$0.09

$0.06

6/30/05

$0.07

$0.03

9/30/05

$0.08

$0.04

12/31/05

$0.09

$0.04

As of February 28, 2007 Tara Gold had 83,925,953 outstanding shares of common stock.  The following table lists additional shares of Tara Gold’s common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible securities.

Number of

    Note

    Shares

Reference

Shares issuable upon exercise of warrants sold to investors

in private offering.

4,825,833

A

Shares issuable upon exercise of options

200,000

B

Shares issuable upon conversion of notes

8,525,001

C

A.

Between March and November 2006 Tara Gold sold 3,825,833 shares of its common stock, plus warrants for the purchase of an additional 4,825,833 shares of common stock, to private investors.  The warrants are exercisable at prices ranging between $0.15 and $0.57 per share and expire between March 30, 2007 and November 30, 2007.  Tara Gold relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares and warrants.

B.

In February 2006 Tara Gold issued options to purchase 200,000 shares of Tara Gold’s common stock to an investor relations consultant.  Options to purchase 100,000 shares are exercisable at a price of $0.25 per share and options to purchase 100,000 shares are exercisable at a price of $0.40 per share.  The options expire on December 31, 2007.

C.

Between August 2005 and March 2006 Tara Gold borrowed $324,500 from Francis Richard Biscan, Jr., its President and Chief Executive Officer.  The loans are represented by four promissory notes listed below.  Each note bears interest at 6% per year and is unsecured.  At the option of Mr. Biscan the notes may be converted at any time into shares of Tara Gold’s common stock.  The number of shares to be issued on conversion is determined by dividing the amount to be converted by the Conversion Price applicable to each note.

Conversion

Maturity

Shares Issuable

 Amount

      Price

    Date

Upon Conversion

$  65,000

$0.12

3/21/2008

541,667

$  50,000

$0.05

1/18/2008

1,000,000

$140,000

$0.03

11/21/2007

4,666,667

$  69,500

$0.03

8/30/2007

2,316,667

Holders of common stock are entitled to receive dividends as may be declared by Tara Gold’s Board of Directors. Tara Gold’s Directors are not restricted from paying any dividends but are not obligated to declare a dividend.  No dividends have ever been declared to private investors and it is not anticipated that dividends will ever be paid.

Trades of Tara Gold’s common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may reduce the level of trading activity in Tara Gold’s common stock.

During the year ended December 31, 2005 neither Tara Gold, nor any of Tara Gold’s officers or directors, purchased any shares of Tara Gold’s common stock.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In March 2002 Tara Gold discontinued its software development business and was inactive until early 2004 when it began acquiring oil and gas properties.  Revenues in 2004 and 2005 were from sales of oil and gas.  In 2005 Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In May 2005 Tara Gold began acquiring mining properties in Mexico.

During 2005 Tara Gold’s general and administrative expenses increased due to the beginning of mining operations during the second quarter of 2005, the opening of Tara Gold’s office in Mexico and equipment repairs at the La Currita mine.

During the year ended December 31, 2004 Tara Gold’s operations used $(240,530) in cash.  During this same period Tara Gold paid $164,090 for oil and gas properties and equipment.  Tara Gold satisfied its capital requirements during this period through the sale of common stock, loans from Francis Richard Biscan, Jr., Tara Gold’s Presdient and cash on hand at January 1, 2004.

During the year ended December 31, 2005 Tara Gold’s operations used $(392,212) in cash.  During this same period Tara Gold paid:

•

$31,700 for oil and gas properties,

•

$108,658 for mining equipment,

•

$342,117 toward the purchase price of the La Currita property, and

•

$238,368 for deposits on other mining properties.

Tara Gold satisfied its capital requirements during 2005 through the sale of common stock and loans from Mr. Biscan, loans from Clifford A. Brown, Tara Gold’s Principal Financial Officer, and loans from unrelated third parties.

Tara Gold anticipates that its capital requirements for the twelve months ending December 31, 2007 will be:

Payments for mining properties

$   300,000

Mining exploration and development

 $1,000,000

General and administrative expenses

$   700,000

Total

$2,000,000

The capital requirements shown above do not include any capital required by Tara Minerals, Tara Gold’s subsidiary.

Tara Gold does not anticipate that it will need to hire any additional employees during the twelve month period ending December 31, 2007.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or Tara Gold may need to cease operations.

See Note 2 to the financial statements included as part of this report for a description of Tara Gold’s significant accounting policies and recent accounting pronouncements.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Effective October 13, 2006 Tara Gold dismissed Telford Sadovnick, P.L.L.C. (“Telford Sadovnick”) as Tara Gold’s independent auditors.  Telford Sadovnick audited Tara Gold’s financial statements for the fiscal years ended December 31, 2003 and 2004.  The reports of Telford Sadovnick for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.  However, the report of Telford Sadovnick  for these fiscal years was qualified with respect to uncertainty as to Tara Gold’s ability to continue as a going concern.

During Tara Gold’s two most recent fiscal years and subsequent interim period ended October 13, 2006 there were no disagreements with Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Telford Sadovnick would have caused it to make reference to such disagreements in its reports.

On October 13, 2006 Tara Gold appointed Mendoza Berger & Company, LLP to act as Tara Gold’s independent accountants.

The change in Tara Gold’s auditors was recommended and approved by the board of directors of Tara Gold.  Tara Gold does not have an audit committee.

During the two most recent fiscal years and subsequent interim period ended October 13, 2006, Tara Gold did not consult with Mendoza Berger regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Tara Gold’s financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s Chief Executive Officer and Clifford A. Brown, Tara Gold’s Principal Financial Officer, has evaluated the effectiveness of Tara Gold’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Gold’s disclosure controls and procedures are effective.  There were no changes in Tara Gold’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Tara Gold’s internal control over financial reporting.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name

Age

Title

Francis Richard Biscan, Jr.

45

President and a Director

Clifford A. Brown

56

Principal Financial Officer and a Director

Angelica Rios

34

Secretary and a Director

Francis Richard Biscan Jr. has been an officer and director of Tara Gold since August 2003.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Minerals Corp., a subsidiary of Tara Gold, since May 2006.

Clifford A. Brown has been an officer and director of Tara Gold since November 2004.  Since 1989 Mr. Brown has been the President of Clifford A. Brown and Co., a firm which provides accounting and consulting services and sells accounting software.  Since 1993 Mr. Brown has served as the treasurer and Board member of Restoration Ministries, Inc., a non-profit corporation with 33 different ministries in Chicago.  Mr. Brown has also been an officer and director of Tara Minerals Corp., a subsidiary of Tara Gold, since May 2006.

Angelica Rios has been an officer and director of Tara Gold since September 2004.  Ms. Rios has also been an officer and director of Tara Minerals Corp., a subsidiary of Tara Gold, since May 2006.  Between September 2006 and December 2004 Ms. Rios was executive assistant to the Chief Executive Officer and President of Universal Food and Beverage Company.  Between February 2004 and August 2003 Ms. Rios was the sales administrator for EMC Corporation.  Between October 2001 and November 2000 Ms. Rios was executive assistant to the Chief Technical Officer of Novopoint, a company engaged in software development.  Between November 2000 and 1998 Ms. Rios was Senior Regional Contract Administrator for EMC Corporation, a company involved in information storage.

Each director holds office until the next annual meeting of shareholders and until their successor has been elected and qualified.  Tara Gold’s officers are elected by its Board of Directors and hold office until their resignation or removal by the Board of Directors.

None of Tara Gold’s directors are independent as that term is defined in section 121(A) of the listing standards of the American Stock Exchange.

Tara Gold does not have a compensation committee or an audit committee.  Clifford A. Brown is Tara Gold’s financial expert.  However, since Mr. Brown is an officer and director of Tara Gold he is not independent as that term is defined in section 121(A) of the listing standards of the American Stock Exchange.

Tara Gold has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.  Tara Gold’s Code of Ethics was filed as an exhibit to its annual report on Form 10-KSB for the year ended December 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows, in summary form, the compensation earned or received by (i) Tara Gold’s Chief Executive Officer and (ii) by each other executive officer of Tara Gold who earned or received in excess of $100,000 during the fiscal years ended December 31, 2005 and 2004.

  All

Other

Annual

Stock

Option

Compen-

Name and Principal

Fiscal

Salary

Bonus

Awards

Awards

 sation

         Position

 Year

   (1)

  (2)

    (3)

    (4)

    (5)

Total

Francis Richard Biscan, Jr.,

2005

--

--

$96,000

--

--

$96,000

 President

2004

--

--

$96,000

--

--

$96,000

(1)

The dollar value of base salary (cash and non-cash) received.

(2)

The dollar value of bonus (cash and non-cash) received.

(3)

During the periods covered by the table, the value of Tara Gold’s shares issued as compensation for services to the persons listed in the table.

(4)

The value of all stock options granted during the periods covered by the table.

(5)

All other compensation received that Tara Gold could not properly report in any other column of the table.

In January 2007 Tara Gold entered into an employment agreement with Mr. Biscan which expires on January 1, 2008.  The employment agreement provides that Tara Gold will pay Mr. Biscan a salary of $276,000 during the term of the agreement and requires Tara Gold to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Gold, then Mr. Biscan may resign from his position at Tara Gold and receive the remainder of his $276,000 salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Gold’s common stock by a third party or a change in a majority of Tara Gold’s directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2007 Tara Gold entered into an employment agreement with Clifford A.  Brown which expires on January 1, 2008.  The employment agreement provides that Tara Gold will pay Mr. Brown a salary of $72,000 during the term of the agreement and requires Tara Gold to pay for Mr. Brown’s medical insurance.

In January 2007 Tara Gold entered into an employment agreement with Angelica Rios which expires on January 1, 2008.  The employment agreement provides that Tara Gold will pay Ms. Rios’ a salary of $50,400 during the term of the agreement and requires Tara Gold to pay the cost of medical insurance for Ms. Rios.  The employment agreement also requires Tara Gold to issue 100,000 shares of its common stock to Ms. Rios prior to September 30, 2007.

Stock Options.  Tara Gold has not granted any stock options to any of its officers or directors and does not have any stock option plans in effect as of January 31, 2007.  In the future, Tara Gold may grant stock options to its officers, directors, employees or consultants.

Long-Term Incentive Plans.  Tara Gold does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.  Tara Gold does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors.  Tara Gold’s directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the ownership of Tara Gold’s common stock as of January 31, 2007 by each shareholder known by Tara Gold to be the beneficial owner of more than 5% of its outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

    Shares

Name and Address of

Beneficially

   Percent of

Beneficial Owner

    Owned

    Class

Francis Richard Biscan, Jr.

4,811,396

5.7%

2162 Acorn Court

Wheaton, IL  60187

Clifford A. Brown

2,998,371

3.6%

313 Arbor Avenue

West Chicago, IL  60185

Angelica Rios

(1)

--

822 Columbus Drive

Oswego, IL  60543

All Officers and Directors

7,809,767

9.3%

  as a Group (3 persons)

(1)

The employment contract between Tara Gold and Ms. Rios provides that, prior to September 30, 2007, Tara Gold will issue 100,000 shares of its common stock to Ms. Rios for services rendered.  As of February 15, 2007 these shares had not been issued.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2004 Tara Gold borrowed $60,000 from Francis R. Biscan, Jr., its President and Chief Executive Officer.  The loans were represented by promissory notes which, at the option of Mr. Biscan, could be converted at any time into shares Tara Gold’s common stock.  In 2006 Mr. Biscan converted these loans into 2,000,000 shares of Tara Gold’s common stock.

In 2005 Tara Gold borrowed $36,000 from Clifford A. Brown, its Principal Financial Officer.  The loans were represented by promissory notes which, at the option of Mr. Brown, could be converted at any time into shares of Tara Gold’s common stock.  In 2006 Mr. Brown converted these loans into 1,200,000 shares of Tara Gold’s common stock.

During the year ended December 31, 2005 Tara Gold issued:

•

2,199,999 shares of its common stock to Mr. Biscan in payment of accrued salary of $96,000

•

882,986 shares of its common stock to Mr. Brown in payment of accrued salary of $30,000 and a bonus of $8,500.

Tara Gold relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

Between August 2005 and March 2006 Tara Gold borrowed $324,500 from Mr. Biscan.  The loans are represented by promissory notes which, at the option of Mr. Biscan, may be converted at any time into shares Tara Gold’s common stock.  The number of shares to be issued on conversion is determined by dividing the amount to be converted by the Conversion Price applicable to each note.  See Item 6 of this report for more information concerning these notes.

Tara Gold owns 97% of Corporation Amermin S.A. de C.V., a Mexican corporation.  All of Tara Gold’s operations in Mexico are conducted through this corporation.  The remaining 3% of Corporacion Amermin S.A. is owned by an unrelated third party.

Tara Gold owns 84.5% of the outstanding shares of Tara Minerals Corp.  See Item 1 of this report for information concerning the mining properties owned by Tara Minerals.

ITEM 13.  EXHIBITS

Exh. #

Description of Exhibit

3.1

       Articles of Incorporation

(Incorporated by reference to the same

exhibit filed with the Company’s

registration statement on Form 10-SB)

3.2

       Amendment to Articles of Incorporation

(Incorporated by reference to exhibit

for Name Change To MerchantPark

3(I) filed with the Company’s report on

Communications

Form 8-K on April 6, 2001).

3.3        Amendment to Articles of Incorporation

(Incorporated by reference to exhibit

for name change to American Stellar

3.1 filed with the Company’s report on

Energy, Inc.

Form 10-KSB for the year ended

December 31, 2004).

3.4

       Amendment to Articles of Incorporation

*

for name change to Tara Gold Resources Corp.

3.5         Bylaws

(Incorporated by reference to exhibit

3.2 filed with the Company’registration statement on Form 10-SB)

10.1

Employment Agreement – Francis R. Biscan Jr.

*

10.2

Employment Agreement – Clifford Brown

*

10.3

Employment Agreement – Angelica Rios

*

10.4

Agreement pertaining to La Currita property

*

10.5

Agreement pertaining to San Miguel property

*

Exh. #

Description of Exhibit

10.6

Agreement pertaining to Las Minitas property

*

10.7

Agreement pertaining to Lluvia de Oro property

*

10.8

Agreement pertaining to Picacho property

*

10.9

Agreement pertaining to acquisition of

La Millionaria property

*

10.10

Letter of intent pertaining to La Millionaria

property

*

14

Code of Ethics

(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004)

21

Subsidiaries

(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004)

31

Rule 13a-14(a) Certifications

*

32

Section 1350 Certifications

*

*

Filed with this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 13, 2006 Tara Gold replaced its former independent auditors, Telford Sadovnick, P.L.L.C. with Mendoza Berger & Company, LLP.  Telford Sadovnick audited Tara Gold’s financial statements for the fiscal years ended December 31, 2003 and 2004.  Although Mendoza Berger audited Tara Gold’s financial statements for the year ended December 31, 2005, since Mendoza Berger was not engaged until 2006, Mendoza Berger did not bill Tara Gold for any services during 2004 or 2005.

The following table shows the aggregate fees billed to Tara Gold during the years ended December 31, 2004 and 2005 by Telford Sadovnick.

2004

2005

Audit Fees

$9,097

$2,000

Audit-Related Fees

Financial Information Systems

Design and Implementation Fees

Tax Fees

All Other Fees

Audit fees represent amounts billed for professional services rendered for the audit of Tara Gold’s annual financial statements and the review of Tara Gold’s interim financial statements.  Before Telford Sadovnick was engaged by Tara Gold to render these services, the engagement was approved by Tara Gold’s Directors.

Tara Gold Resources Corp. and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2005 and 2004 and from inception December 5, 2000 through December 31, 2005.

Tara Gold Resources Corp and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements 2005 and 2004

Table of contents

Page

Reports of Independent Registered Public Accounting Firm

30

Consolidated Balance Sheets

32

Consolidated Statements of Operations

33

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

34

Consolidated Statements of Cash Flows

37

Notes to Consolidated Financial Statements

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

of Tara Gold Resources Corp., Inc. (formerly American Stellar Energy, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheet of Tara Gold Resources Corp., Inc. (Formerly American Stellar Energy, Inc.) (a Nevada corporation) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tara Gold Resources Corp., Inc. as of December 31, 2004, and from Inception December 5, 2000 through December 31, 2004, were audited by other auditors whose report dated December 9, 2005, expressed an unqualified opinion on those statements (the December 9, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern), have been furnished to us.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp, Inc. (formerly American Stellar Energy, Inc.) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mendoza Berger & Company LLP

Mendoza Berger & Company, LLP

Irvine, California

February 5, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Stellar Energy, Inc.

(formerly Merchantpark Communications, Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of American Stellar Energy, Inc. (formerly Merchantpark Communications, Inc.) (the “Company”) (a Development Stage Company) as at December 31, 2004, the related consolidated statements of operations, stockholders’ equity (deficit)  and cash flows for the year ended December 31, 2004 and for the cumulative period from inception on December 5, 2000 through December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and the cumulative data from inception on December 5, 2000 to December 31, 2003 in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows, which were audited by other auditors whose report, dated November 15, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception on December 5, 2000 to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit rovides a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

December 9, 2005

Tara Gold Resources Corp and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

As of December 31,

(U.S. Dollars)

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$ 81,923	$ 13,459
Other receivables, net	237,893	7,984
Total current assets	319,816	21,443

Assets held for sale, net	-	161,602

Property, equipment, and mine development, net	1,262,819	-
Deposits	238,368	-

Total	$ 1,821,003	$ 183,045
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Short–term note payable	$ 575,419	$ -
Accrued liabilities	260,749	-
Short-term convertible debt, net	35,717	-
Due to related parties, net	563,921	86,359
Total current liabilities	1,435,806	86,359

Long-term accrued liabilities	180,000	-
Long-term note payable	221,648	-
Total liabilities	1,837,454	86,359
Minority Interest	-	-

Commitments and contingencies	-	-

Stockholders’ (deficit) equity:
Common voting stock: 100,000,000 shares authorized of $0.01 par value 69,912,154 (2004 – 49,733,169) shares issued and outstanding	69,912	49,734
Share subscription received	34,500	148,000
Additional paid-in capital	2,452,904	1,530,145
Deficit accumulated during exploration stage	(2,567,899)	(1,632,443)
Other comprehensive (loss) income	(5,868)	1,250
Total stockholders’ (deficit) equity	(16,451)	96,686

Total	$ 1,821,003	$ 183,045

See accompanying notes to consolidated financial statements.

Tara Gold Resources Corp and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

For the years ended December 31, and since inception. (U.S. Dollars)

			From inception
			December 5, 2000 through
	2005	2004	December 31, 2005

Revenue form website development and software	$ -	$ -	$ 168,209

Costs and expenses:
General and administrative expenses	874,706	376,450	2,240,740

Operating loss	(874,706)	(376,450)	(2,072,531)

Other expenses:
Interest expense	73,935	671	85,320
Interest income	(287)	-	(729)
Loss on disposal of assets	-	-	218,836
Loss on extinguishment of debt	-	-	209,425
	(73,648)	(671)	(512,852)
Loss from continuing operations	(948,354)	(377,121)	(2,585,383)

Discontinued operations:
Income from operations of discontinued oil properties (including loss on disposal of $7,679)	12,898	4,586	17,484

Net loss	(935,456)	(372,535)	(2,567,899)

Other Comprehensive Income
Foreign currency translation	(7,118)	(242)	(5,868)

Comprehensive Income	$ (942,574)	$ (372,777)	$ (2,573,767)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$ (0.02)	$ (0.01)

DISCONTINUED OPERATIONS PER COMMON SHARE	$ 0.00	$ 0.00

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,732,049	47,713,293

See accompanying notes to consolidated financial statements.

Tara Gold Resources Corp and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’(Deficit) Equity

For the period from inception (December 5, 2000) through December 31, 2005.  (U.S. Dollars)

				Deficit
				Accumulated
			Additional	During	Share	Other	Total
	Common Stock		Paid-in	Exploration	Subscriptions	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Received	(Loss) Income	(Deficit) Euity
Balance at inception, December 5, 2000	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of common stock issued to Founders for cash	4,000,000	4,000	-	-	-	-	4,000

Net loss	-	-	-	(8,901)	-	-	(8,901)

Balance, December 31, 2000	4,000,000	4,000	-	(8,901)	-	-	(4,901)

Issuance of common stock issued in exchange for 100% of common stock of Merchantpark	1,500,000	1,500	(1,500)	-	-	-	-

Issuance of common stock issued for cash	2,491,583	2,491	151,892	-	-	-	154,383

Issuance of common stock issued for service	4,645,261	4,645	77,289	-	-	-	81,934

Issuance of common stock issued in exchange for 100% of shares of Caged Iron Technologies	2,000,000	2,000	100,472	-	-	-	102,472

Issuance of common stock issued for debt	459,000	459	45,441	-	-	-	45,900

Issuance of common stock issued for assets	3,064,556	3,065	300,935	-	-	-	304,000

Stock offering costs	-	-	(12,600)	-	-	-	(12,600)

Currency translation adjustment	-	-	-	-	-	911	911

Net loss	-	-	-	(417,873)	-	-	(417,873)

Balance, December 31, 2001	18,160,400	18,160	661,929	(426,774)	-	911	254,226

Issuance of common stock issued for service	2,336,500	2,337	21,720	-	-	-	24,057

Issuance of common stock issued for debt	5,844,976	5,845	272,043	-	-	-	277,888

Issuance of common stock issued for cash	6,000,000	6,000	23,000	-	-	-	29,000

Currency translation adjustment	-	-	-	-	-	581	581

Net loss	-	-	-	(677,591)	-	-	(677,591)

Balance, December 31, 2002	32,341,876	32,342	978,692	(1,104,365)	-	1,492	(91,839)

Issuance of common stock issued for cash	3,754,848	3,756	52,895	-	-	-	56,651

Issuance of common stock issued for debt	9,019,445	9,019	189,005	-	-	-	198,024

Net loss	-	-	-	(155,543)	-	-	(155,543)
Balance, December 31, 2003	45,116,169	45,117	1,220,592	(1,259,908)	-	1,492	7,293

Issuance of common stock issued for cash	2,807,000	2,807	161,213	-	-	-	164,020

Issuance of common stock issued for services	3,010,000	3,010	147,140	-	-	-	150,150

Stock cancelled	(1,200,000)	(1,200)	1,200	-	-	-	-

Share subscriptions Received	-	-	-	-	148,000	-	148,000

Foreign currency translation income	-	-	-	-	-	(242)	(242)

Net loss	-	-	-	(372,535)	-	-	(372,535)

Balance, December 31, 2004	49,733,169	49,734	1,530,145	(1,632,443)	148,000	1,250	96,686

Issuance of common stock issued for services	6,472,984	6,472	273,328	-	-	-	279,800

Issuance of common stock issued for cash	13,506,001	13,506	431,204	-	-	-	444,710

Share subscriptions Delivered	-	-	-	-	(113,500)	-	(113,500)

Common stock issued for mining concession finders fee	200,000	200	8,000	-	-	-	8,200

Warrants issued for mining concession finders fee	-	-	3,727	-	-	-	3,727

Beneficial conversion feature	-	-	206,500	-	-	-	206,500

Foreign currency translation loss						(7,118)	(7,118)

Net loss	-	-	-	(935,456)	-	-	(935,456)

Balance, December 31, 2005	69,912,154	$ 69,912	$2,452,904	$ (2,567,899)	$ 34,500	$ (5,868)	$ (16,451)

See accompanying notes to consolidated financial statements.

Tara Gold Resources Corp and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, and since inception. (U.S. Dollars)

			From Inception
			December 5, 2000 through
	2005	2004	December 31, 2005
Cash flows from operating activities:
Net loss	$ (935,456)	$ (372,535)	$ (2,567,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,200	2,488	203,478
Loss on disposal of assets	-	-	218,836
Loss on extinguishment of debt	-	-	147,400
Common stock issued for services and accrued	279,800	150,150	532,224
Loss on the disposal of oil and gas properties	7,679	-	7,679
Amortization of beneficial conversion	64,352	-	64,352
Allowance for doubtful accounts	70,162	-	70,162
Changes in operating assets and liabilities:
Other receivable	(143,698)	(7,984)	(151,682)
Prepaid and other assets	-	-	45,900
Accounts payable	-	(9,708)	-
Accrued expenses	260,749	(2,941)	260,749

Net cash used in operating activities	(392,212)	(240,530)	(1,168,801)

Cash flows from investing activities:
Purchase of oil and gas properties	(31,700)	(164,090)	(195,790)
Proceeds from sales of oil and gas properties	202,000	-	202,000
Purchase of mining equipment and capitalized interest	(108,658)	-	(117,812)
Deposits	(238,368)	-	(238,368)

Net cash used in investing activities	(176,726)	(164,090)	(349,970)

Cash flows from financing activities:
Proceeds from loans from related parties	605,427	84,109	1,020,299
Proceeds from short-term convertible debt	50,000	-	50,000
Common stock issued for cash	444,710	164,020	836,246
Stock offering cost	-	-	(12,600)
Payments on note payable	(342,117)	-	(342,117)
Share subscriptions (delivered) received	(113,500)	148,000	51,017
Cash acquired in reverse acquisition	-	-	3,717

Net cash provided by financing activities	644,520	396,129	1,606,562

Effect of exchange rate changes on cash	(7,118)	(242)	(5,868)

Cash and cash equivalents:
Net increase (decrease) for the year	68,464	(8,733)	81,923
Beginning of year	13,459	22,192	-

End of year	$ 81,923	$ 13,459	$ 81,923

Tara Gold Resources Corp and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (continued)

For the year ended December 31, 2005 and 2004.

(U.S. Dollars)

From inception
December 5, 2000 through
	2005	2004	December 31, 2005

CASH PAID FOR:
Interest –except for inception	$ 30,833	$ 671	$ 42,220
Income taxes	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of mining concession paid by debt and issuance of stock and warrants	$ 1,158,361	$ -	$ 1,158,361
Beneficial conversion feature of convertible debt, both related party and non-related party	$ 206,500	$ -	$ 206,500
Recoverable value-added taxes	$ 156,373	$ -	$ 156,373
Conversion of debt to common stock	$ -	$ -	$ 198,025

See accompanying notes to consolidated financial statements.

Tara Gold Resources Corp and Subsidiary

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004.

(U.S. Dollars)

1.

Nature of business, basis of presentation of financial statements and foreign currency translation

Nature of business – Tara Gold Resources Corp (Formerly American Stellar Energy, Inc.) was incorporated on December 5, 2000 under the laws of the State of Nevada as Westnet Communication Group, which changed its name to Merchantpark Communications, Inc. on March 29, 2001, and then changed the name to American Stellar Energy, Inc. on May 6, 2004. By special resolution of the shareholders, American Stellar Energy, Inc. changed its name to Tara Gold Resources Corp on February 9, 2005.

Tara Gold Resources Corp. and Subsidiary (the “Company”) is engaged in the acquisition, exploration and development of resource properties in United States of America and Mexico. Tara Gold Resources Corp. owns 97% of common stock of Corporacion Amermin, S.A. de C.V. (the “subsidiary”), which operates in México.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Basis of accounting – The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

Principles of consolidation – The consolidated financial statements include the financial statements of the Company and wholly owned subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation.

The subsidiary’s functional currency is the U.S. dollar. As a result, the financial statements of the subsidiary have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting remeasurement loss is recorded in other comprehensive (loss) income.

The financial statements of the subsidiary should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements were of the subsidiary as follows (Mexican pesos per one U.S. dollar):

2005

Current exchange rate at December 31	Ps. 10.7109
Weighted average exchange rate for the year ended December 31	Ps. 10.7139

2.

Significant accounting policies

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Cash equivalents - The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property, equipment and mine development – Mining concessions and acquisitions, exploration and development costs relating to mineral properties are deferred until the properties are brought into production, at which time they are amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those   costs are written down to fair value as a charge to operations in the period in which the determination is made. The amounts, at which mineral properties and the related deferred costs are recorded, do not necessarily reflect present or future values.

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of gold

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property.

Certain mining plant and equipment included in mine development is depreciated on a straight-line basis over their estimated useful lives of 3 to 5 years.

Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Computer equipment – 3 years

Furniture and fixtures – 10 years

The carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication exists, the asset’s recoverable amount is estimated.

Fair value of financial instruments – Financial instruments consist principally of cash, short-term liabilities and long-term debt. The estimated fair values of these instruments approximate their carrying value.

Deferred income taxes and statutory employee profit sharing - The Company recognizes deferred income tax and statutory employee profit sharing assets and liabilities for the future consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective income tax or statutory employee profit sharing bases, measured using enacted rates.  The effects of changes in the statutory rates are accounted for in the period that includes the enactment date.  Deferred income tax assets are also recognized for the estimated future effects of tax loss carryforwards and asset tax credit carryforwards.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, more likely than not will not be realized.

Labor obligations - In accordance with Mexican Labor Law, the subsidiary provides seniority premium benefits to its employees under certain circumstances.  These benefits consist of a one-time payment equivalent to 12 days wages for each year of service (at the employee’s most recent salary, but not to exceed twice the legal minimum wage), payable to all employees with 15 or more years of service, as well as to certain employees terminated involuntarily prior to the vesting of their seniority premium benefit.

The subsidiary also provides statutorily mandated severance benefits to its employees terminated under certain circumstances.  Such benefits consist of a one-time payment of three months wages plus 20 days wages for each year of service payable upon involuntary termination without just cause.

The Company has not recorded any provision for labor obligations, because cost associated with those benefits described above are not significant.

Accumulated other comprehensive income - Accumulated other comprehensive income includes foreign currency translation adjustments.

Revenue recognition – Revenues of oil and related costs are recognized upon transfer of ownership, which generally coincides with the shipment of products to customers in satisfaction of orders.

Revenue is recognized, net of treatment and refining charges, from the sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Revenue from the sale of bullion, concentrate and industrial metals will be recognized when ownership passes to the purchaser at which time the following conditions are met: i) persuasive evidence of an arrangement exists; ii) the risks and rewards of ownership pass to the purchaser including delivery of the product; iii) the selling price is fixed and determinable, and iv) collectibility is reasonably assured.

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although management believes the estimates and assumptions used in the preparation of these consolidated financial statements were appropriate in the circumstances, actual results could differ from those estimates and assumptions.

Reclassifications – Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Statements of operations and cash flows for the years ended December 31, 2005 and 2004 have been restated to reflect the sale of certain oil properties during 2005.

Net loss per share – In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented.  Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants an other convertible securities.  Due to the Company’s net loss no shares had a dilutive component.

Reclamation and remediation costs (asset retirement obligations) – In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2004. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Exploration expenses – Exploration costs are charged to operations as incurred.

Impairment of long-lived assets – The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Variable interest entities - In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities”. Under that interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE’s in which a significant (but not majority) variable interest is held, certain disclosures are required.  Any VIE’s created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation were effective for the Company’s 2003 financial statements.  As of December 31, 2005 the Company had no variable interest entities that were no consolidated within these financial statements.

New accounting standards – In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payments or SFAS No. 123(R). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees to stock compensation awards issued to employees. Rather, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award--the requisite service period (usually the vesting period). SFAS No. 123(R) applies to all awards granted after the required effective date as well as to existing awards that are modified, repurchased, or cancelled after the effective date. SFAS No. 123(R) will be effective for the Company’s fiscal year ending December 31, 2006.  The Company does not expect the adoption of SFAS No. 123(R) will have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless impracticable. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The new standard is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

For the fiscal year ending December 31, 2005 the Company adopted FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term “conditional asset retirement obligation” as defined in FASB Statement No. 143, Accounting for Asset Retirement Obligations, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligations.  The Company does not anticipate that the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements

3.

Other accounts receivable

	2005	2004
Recoverable value-added taxes	$ 194,905	$ -
Other	113,150	7,984
	308,055	7,984
Less - allowance for doubtful accounts	(70,162)	-

	$ 237,893	$ 7,984

4.

Property, equipment and mine development

	2005	2004
Mining concession (a)	$ 1,184,994	$ -
Machinery and equipment	70,000	-
Transportation equipment	6,000	-
Furniture and equipment	1,895	-
	1,262,889	-
Less – accumulated depreciation	(70)	-
	$ 1,262,819	$ -

a)

Mining concessions

i) Mining concession as of December 31, 2005 are follows:

Minera Tres de Mayo, S.A. de C.V.	$ 1,184,994

$ 1,184,994

The above includes $30,833 of capitalized interest and $11,927 of finder’s fee which involved the issuance of 200,000 shares of common stock and 300,000 warrants (Note 9).

ii)  On May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. of the rights to 4 concessions, known as “La Currita”.

In accordance with Accounting Principles Board Opinion 21 “Interest on Receivables and Payables” (APB21), the future payments of the total payment amount of $824,000 has been discounted using the incremental borrowing rate of 4.59%. As of December 31, 2005, the present value of future payments is as follows:

Future payments	$ 824,000
Imputed interest	(26,933)
Present value of future payments	797,067
Less: current portion	(575,419)
$ 221,648

On May 30, 2006 the Company signed an agreement with Raven Gold Corp. providing Raven the option to acquire a 25% interest in the La Currita prospect by:

•

paying $650,000 to the Company by April 1, 2007;

•

making all remaining payments to Minera Tres de Mayo S.A.;

•

issuing 250,000 shares of its restricted common stock to the Company;

•

making any other payments deemed necessary to maintain and keep the property in good standing; and

•

paying $100,000 to the Company on May 30, 2007 and on each succeeding May 30th.

Raven has the option to spend up to $500,000 on the property in which case 60% of the net operating revenue derived from the property will be paid to Raven until Raven receives distributions equal to the amount spent.  Once the amount spent by Raven has been recovered the interests of the Company and Raven will revert to that which each party had prior to the additional expenditure by Raven.

Raven may increase its interest in the property to 40% if Raven:

a.

Spends an additional $1,000,000 on the exploration and development of the property by November 30, 2007.

b.

Is able to process a minimum of 4,500 tonnes of ore per month from the property for three consecutive months and maintains ongoing production of a minimum of 4,000 tonnes of ore per month; and

c.

Issues the Company an additional 250,000 restricted shares of its common stock.

Raven may increase its interest in the property to 60% if Raven:

a.

Spends an additional $2,500,000 on the exploration and development of the property by May 30, 2009.

b.

Is able to process a minimum of 9,000 tonnes of ore per month from the property for three consecutive months and maintains ongoing production of a minimum of 8,000 tonnes of ore per month; and

c.

Issues the Company an additional 250,000 restricted shares of its common stock.

Raven is the operator of the joint venture.  As long as their original participation is maintained, (25% in the case of the Company and 75% in the case of Raven), the Company and Raven must jointly approve any exploration or development program concerning the property.

As of February 15, 2007 Raven had:

•

Paid the Company $350,000, with the remaining payment of $300,000 to be made on or before April 1, 2007;

•

Not issued the Company any restricted shares of its common stock; and

•

Spent $500,000 on upgrading the mine and mill.

iii)

On October 23, 2006 the Company amended its June 9 2005 agreement with Minas de Topago S.A. providing for the acquisition of the “La Millionaria” property in consideration for:

•

Spending $2,000,000 on the exploration and development of the property prior to October 23, 2007;

•

Paying Minas de Topago $414,000 in six installments, with the last payment due October 27, 2007; and

•

Paying Minas de Topago 1% of the value of the proven reserves and 0.5% of the value of the probable reserves of gold on the property.

On October 23, 2007 the proven and probable reserves of gold on the property will becalculated.  The proven ounces of gold will be multiplied by 1% the probable ounces of gold will be multiplied by 0.5%.  The total ounces resulting from this calculation will then be multiplied by the average price of gold in the international market for the past twelve months.  The resulting amount, subject to a limit of $8,050,000 will be payable to Minas de Topago in accordance with the following schedule:

 Percentage of Total

  Amount Payable

 Due Date

5%

10-23-07

10%

10-23-08

20%

10-23-09

25%

10-23-10

40%

10-23-11

On October 23, 2008 the reserves on the property will be recalculated and revalued using the average price of gold in the international market for the prior twelve months.  The amount due Minas de Topago will be adjusted if there is any difference from the previous valuation.

Although the Company may terminate its agreement with Minas de Topago at any time, the Company will nevertheless be required to spend $2,000,000 on the exploration of the property.

On October 24, 2006 the Company signed a non-binding letter of intent with Gold and Silver Minerals Corp. (GSMC) providing GSMC the option to acquire a 25% interest in the La Millionaria prospect by:

•

paying $300,000 to the Company by April 1, 2007;

•

making all remaining payments to Minas de Tobago;

•

issuing 1,000,000 shares of its common stock to the Company;

•

making any other payments deemed necessary to maintain and keep the property in good standing; and

•

paying $100,000 to the Company on October 24, 2007 and on each succeeding October 24th.

GSMC may increase its interest in the property to 40% if GSMC:

a.

Spends $1,500,000 on the exploration and development of the property by April 24, 2008.

b.

Issues the Company an additional 3,000,000 restricted shares of its common stock.

GSMC may increase its interest in the property to 55% if GSMC:

a.

Spends an additional $1,500,000 on the exploration and development of the property by April 24, 2009.

b.

Issues the Company an additional 3,000,000 restricted shares of its common stock.

As long as their original participation is maintained, (75% in the case of the Company and 25% in the case of GSMC), the Company and GSMC must jointly approve any exploration or development program concerning the property.

Once GSMC has earned its 40% interest, GSMC will be the operator of the joint venture and will remain the operator as long as it maintains its 40% participation in the joint venture.

As of February 15, 2007 GSMC had:

•

paid $50,000 to the Company;

•

paid $60,000 in property payments to Minas de Topago; and

•

issued 1,000,000 shares of its common stock to the Company.

iv) The Company acquired the “San Miguel” property in May 2005 from Minera Navajoa, S.A. for $700,000, which had been paid as of June 30, 2006.

On August 3, 2005 the Company signed an agreement with Paramount Gold Mining Corp. providing Paramount the option to acquire a 35% interest in the San Miguel prospect by:

•

paying $400,000 to the Company;

•

paying its proportionate share of all remaining payments to Minera Navojoa, S.A.;

•

issuing 300,000 shares of its common stock to the Company;

•

making any other payments deemed necessary to maintain and keep the property in good standing; and

•

paying $50,000 to the Company on May 30, 2007 and on each succeeding May 30th.  At its option, Paramount may satisfy this payment with restricted shares of its common stock.

Paramount may increase its interest in the property to 55% if Paramount:

a.

Spends an additional $1,000,000 by February 3, 2007.

b.

Issues the Company an additional 200,000 restricted shares of its common stock.

Paramount may increase its interest in the property to 70% if Paramount:

a.

Spends an additional $1,500,000 on the property by February 3, 2008.

b.

Issues the Company an additional 200,000 restricted shares of its common stock.

As long as their original participation is maintained, (65% in the case of the Company and 35% in the case of Paramount), the Company and Paramount must jointly approve any exploration or development program concerning the property.

Paramount is the operator of the joint venture and will remain the operator as long as it maintains a 55% participation in the joint venture.

As of February 15, 2007 Paramount had:

•

Paid the Company $400,000;

•

Issued 300,000 shares of its common stock to the Company; and

•

Notified the Company that it had spent $2,500,000 on a trenching, drilling and sampling program.

5.

Deposits

Payments in advance in connection with acquisitions of mining concession as of December 31, 2005 are as follows:

Minas de Topago, S.A. de C.V. (a)	$ 100,000
Minera Navojoa, S.A. de C.V. (b)	116,805
Mina Santa Cruz, S.A. de C.V. (c)	1,758
La Estrella, S.A. de C.V. (d)	9,805
$ 238,368

a.

At December 31, 2005 the Company has paid to Minas de Topago, S.A. de C.V. as a part of the purchase agreement for La Millionaria $100,000.

b.

At December 31, 2005 the Company has paid to Minera Navojoa, S.A. de C.V. as a part of the purchase agreement for San Miguel $116,806. The acquisition price of the assets is $700,000 which had been paid as of June 30, 2006.

c.

On December 7, 2005 the Company executed a provisional mining right purchase agreement with Mina Santa Cruz, S.A. de C.V. of the right to one concession, known as “Santa Cruz”. At December 31, 2005 the Company has paid to Mina Santa Cruz, S.A. de C.V. as a part of the purchase agreement the amount of $11,758. The acquisition price of the assets is $50,000 and is payable in 2006.

d.

In January 2006 the Company entered into an agreement to purchase the La Estrella mining property for $400,000.  As of December 31, 2005 the Company paid $9,805 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement.  The Company is reviewing the situation with its legal advisors in Mexico.

6.

Balances and transactions with related parties

a.

Balances payable with related parties are as follows:

	2005	2004
Due to related parties-
Paramount Gold Mining Corp.	$ 378,000	$ -
Loans from officers	305,500	85,688
Accrued interest	8,286	671
	691,786	86,359
Less: discount on loans from officers due to beneficial conversion feature of convertible debt	(127,865)	-
	$ 563,921	$ 86,359

b.Officers of the Company loaned $313,786 and $84,061 at December 31, 2005 and 2004, respectively.  The loans are unsecured and consist of $305,500 interest-bearing, and $8,286 accrued interest and $60,000 interest bearing, $23,390 non interest-bearing and $671 accrued interest at December 31, 2005 and 2004. Interest-bearing loans earn interest at 6% per annum from dates of advance and the debt may be converted into common stock of the Company at $0.03 per share at the option of the officers for one to two years from the date of advance.  During the year ended December 31, 2006, an officer converted $96,000 of loans to 3,200,000 common shares.

All conversion features vested as of January 1, 2005, or if issued in 2005, as of the date of the promissory note.  The Company recognized approximately $174,500 in discount on debt due to the beneficial conversion feature of the debt described above.  As of December 31, 2005, the Company has accreted $46,802 of the debt discount as additional interest for the debt described above.

At December 31, 2004 the Director of the Company loaned $2,298 to the Company for working capital.  The loan is unsecured, payable on demand, and non-interest bearing

Officers are owed $38,647 and $24,688 in accrued expenses at December 31, 2005 and 2004. Amounts are non interest-bearing.

Two directors and officers of the Company provided consulting services to the Company, which were $144,000 and $126,000 for the year ended December 31, 2005 and 2004.

The Company issued 2,425,000 shares of common stock valued at $114,000 to a related party for consulting services performed in the prior year.

The Company issued 4,282,984 shares of common stock valued at $160,000 to related parties for consulting services performed in the current year.

All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount.

c. During the year ended December 31, 2006, company purchases $76,000 of machinery and equipment from a related party.

7.

Short-term convertible debt, net

In May 2005, the Company entered into a short-term convertible debt agreement with an independent third party for $10,000.  The debt carries simple interest of 6% per annum from the date of advance and the debt, plus any accrued interest, may be converted into common stock of the Company at $0.03 per share at the option of the holder for one year from the date of advance.  After the conversion rights to this debt expired the debt holder attempted to convert his notes but was advised by the Company that his conversion rights had expired.   Principle and interest have not been paid to date.

In June 2005, the Company entered into a short-term convertible debt agreement with an independent third party for $5,000.  The debt carries simple interest of 6% per annum from the date of advance and the debt, plus any accrued interest, may be converted into common stock of the Company at $0.03 per share at the option of the holder for one year from the date of advance.  The debt, plus accrued interest, was converted to common stock in 2006.

In June 2005, the Company entered into a short-term convertible debt agreement with an independent third party for $20,000.  The debt does not carry interest, but the debt, plus any accrued interest, may be converted into common stock of the Company at an effective rate of $0.04 per share at the option of the holder.   The debt, plus accrued interest, was converted to common stock in 2006.

The Company recognized approximately $32,000 in discount on debt due to the beneficial conversion feature of the debt described above.  As of December 31, 2005, the Company has accreted $17,550 of the debt discount as additional interest for the debt described above.

8.

Commitments and contingencies

The Company leases a facility in Mexico.  The lease expired December 31, 2005 but contains yearly renewal options, which the Company has exercised.

In January 2007, the Company filed suit against the debt holder from its May 2005 convertible debt issuance. After the conversion feature expired, the debt holder attempted conversion of the debt to shares.  The Company is seeking a ruling that there are no shares owed this debt holder.

9.

Capital stock

During the year ended December 31, 2000, 4,000,000 shares were issued to founders for cash.

During the year ended December 31, 2001, the Company had the following stock transactions:

•

issued 1,500,000 shares of common stock for 100% of the common stock of Merchantpark.com, Inc.;

•

Issued 2,491,583 shares of common stock for cash, the Company incurred $12,600 in stock offering cost for these issuances;

•

issued 4,645,261 shares of common stock for services;

•

issued 2,000,000 common shares in exchange of 100% of Caged Iron Technologies;

•

459,000 common shares were issued for debt; and

•

issued 3,064,556 common shares for assets.

As of December 31, 2001 the Company had 18, 160,400 shares of common stock issued and outstanding.

During the year ended December 31, 2002, the Company had the following stock transactions:

•

issued 6,000,000 common shares for cash;

•

issued 2,336,500 for services rendered; and

•

issued 5,844,976 common shares to settle company debts and obligations.

As of December 31, 2002 the Company had 32,341,876 shares of common stock issued and outstanding.

During the year ended December 31, 2003, the Company had the following stock transactions:

•

issued 3,754,848 shares of common stock for cash; and

•

issued 9,019,445 common shares to settle company debts and obligations.

All of the above issued shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

As of December 31, 2003 the Company had 45,116,169 shares of common stock issued and outstanding.

During the year ended December 31, 2004, the Company had the following stock transactions:

•

issued 2,807,000 shares of common stock for cash;

•

issued 3,010,000 for services rendered;

•

recorded $148,000 in stock subscriptions for employee compensation expense; and

•

cancelled 1,200,000 shares upon direction of the shareholder.

All of the above issued shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

As of December 31, 2004 the Company had 49,733,169 shares of common stock issued and outstanding.

During the year ended December 31, 2005, the Company had the following stock transactions:

•

issued 13,506,001 shares of common stock for cash;

•

issued 6,472,984 for services rendered;

•

released $113,500 of stock subscription from the prior year;

•

issued 200,000 shares of common stock as finder’s fees for the La Currita property;

•

issued 300,000 warrants as finder’s fees for the La Currita property, for which $3,727 was charged to additional paid-in capital.  These warrants have a life of 1 year with an exercise price of $0.03; and

•

issued convertible debt which resulted in a beneficial conversion of $206,500 which was charged to additional paid-in capital.

The fair value of the warrants above was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  The expected term of warrants granted is full term as stated in the agreement.  The risk-free rate for the periods within the contractual life of the warrants are based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants.

2006
Expected volatility	26.87%
Expected dividends	$ -
Expected term (in years)	1
Risk-free rate	3.37%

As of December 31, 2005 the Company had 69,912,154 shares of common stock issued and outstanding.

The above issued shares of common stock were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

Subsequent to year end, the Company had the following stock transactions:

•

issued 1,317,667 common shares were issued through the exercising of Warrants for a total value of $158,120;

•

issued 2,646,933 common shares through Private Placement.  The common shares were priced at various prices from $0.03 - $0.20 per share for a total value of $291,492;

•

issued 3,825,833 shares of common stock in a private placement.  The shares were issued at prices ranging from $0.15 to $0.45 per share.  As part of the private placement, the Company issued 4,825,833 common stock warrants with exercise prices ranging from $0.30 to $0.60.  The warrants have a term of one year from the date of issuance;

•

issued 2,535,865 common shares for services rendered.  The common shares were priced at various prices from $0.03 - $0.385 per share for a total value of $298,200;

•

issued 3,700,000 common shares to convert loans totaling $191,000.  The common shares were priced at various prices from $0.03 - $0.25 per share.  3,200,000 common shares totaling $96,000 were converted from loans to two Company officers.  200,000 common shares were issued to convert $20,000 of loans to others.  300,000 common shares were issued to convert $75,000 worth of debt incurred; and

•

issued stock options to a consultant to provide services.  The Company issued 200,000 stock options with an exercise prices ranging from $0.25 to $0.40 and an exercise period of eleven months from the date of grant.

10.

Discontinued Operations

In 2005, the Company determined that its oil and gas properties, primarily in Texas, were not providing the return on investment necessary to achieve a satisfactory growth rate. We have presented these assets as of

December 31, 2004 in these financial statements as held for sale. In August 2005, the Company entered into an agreement to sell its working interest in the Corsicana Filed Project for consideration of $175,000 which was reduced for early payment to $165,000. All proceeds from the sale were received by September 30, 2005; there are no other expenditures, other contingent liabilities or activities are expected for this property.

In January 2005, we acquired a 45% Working Interest in new property called the “Hill Lease” located on 15.5 acres in Navarro, Texas which had a well that had been drilled and cased in the Pecan Gap zone, but missed most of  the zone on the previous completion. We paid $11,700 for the working interest. In November 2005, the Company entered into an agreement to sell its working interest in the Hill Lease project for consideration of $37,000. All proceeds from the sale were received by November 30, 2005; there are no other expenditures, other contingent liabilities or activities are expected for this property.

Revenue since inception for the properties above total $38,895 as of December 31, 2005 with expenses since inception of $13,732. Loss on the disposal totaled $7,679.

The resulting income from operations of these discontinued properties, adjusted for the total loss on the disposal, are pre-tax as the Company has reoccurring net losses and determined that there would not be an effective tax result.

11.

Provision for taxes

No tax benefit has been reported in connection with the net operating loss carryfowards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by the applying the U.S.  federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005  and 2004 due to the following: The components of the Company’s deferred tax asset as of December 31, 2005 and 2004 are as follows:

The components of the Company’s deferred tax asset as of December 31, 2005 and 2004 are as follows:

	2005	2004
Net operating loss carryforward	$ 1,001,481	$ 516,389
Valuation allowance	(1,001,481)	(516,389)

Net deferred tax asset	$ -	$ -

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2005	2004	Since Inception
Tax at statutory rate (39%)	$ 485,092	$ 145,289	$ 1,001,481
Increase in valuation allowance	(485,092)	(145,289)	(1,001,481)
Net deferred tax asset	$ -	$ -	$ -

12.

Subsequent events

a.

On January 30, 2006, the Company executed a mining right purchase contract for the rights to one concession, know as “La Estrella”. The sales price of the assets is $400,000 and is payable as follows:

2006	$ 75,000
2007	125,000
2008	200,000

$ 400,000

b.

On March 23, 2006, the Company executed a provisional asset mining right purchase agreement with Atotonilco Construcciones, S.A. de C.V. of the rights to 4 concessions, known as the “La Lluvia de Oro Property”.

The sales price of the assets is $4,000,000 and will be payable as follows:

2006	$ 650,000
2007	1,200,000
2008	2,150,000

$ 4,000,000

On April 4, 2006 the Company signed an agreement, as amended on September 12, 2006, with Columbia Metals Corporation Limited providing Columbia the right to acquire a 100% interest in the Lluvia de Oro prospect by:

•

paying $400,000 to the Company;

•

paying all remaining payments to Atotonilco Construcciones, S.A.;

•

issuing 1,000,000 shares of its common stock to the Company;

•

reserving a 20% net cash flow interest in favor of the Company.

The net cash flow interest entitles the Company to 20% of the revenue from the operation of the property, less all expenses associated with maintaining and operating the property.  Although the Company is not required to pay any of these expenses, if Columbia decides to explore for more reserves the Company will be required to pay 20% of the exploration expenses.

If the value of the Company’s interest in the property exceeds the value of any royalties burdening the property, Columbia can acquire the Company’s interest in exchange for shares of Columbia’s common stock.  In such a case, the number of shares to be issued to the Company will be determined by dividing the difference between the value of the Company’s interest and the value of any royalties burdening the property by the closing price of Columbia’s stock (on the day before Columbia’s exercise of its right to purchase the Company’s interest) and multiplying the result by 1.25

At anytime prior to April 4, 2008 Columbia can acquire all or any part of the Company’s 20% interest in this property by paying $250,000 for each 1% to be purchased.

The Lluvia de Oro property is comprised of 580 hectares located 13 km northwest of Magdalena de Kino, Sonora, Mexico.  Situated on this property is a complete recovery plant with three solution ponds, two 700 gallon per minute carbon column sets, carbon stripping equipment, a carbon regeneration unit, and one dorè furnace.  In addition, there is a double-lined leach pad with, 2,921,000 tonnes placed on the pad by previous operators, and a drill hole database of 260 drill holes which partially defined two zones of gold-silver-copper mineralization.  Field office facilities are in-place at the mine.  The Lluvia de Oro property was in production between 1996 and 1998.

Columbia is the operator of the joint venture.  As of February 15, 2007 Columbia had made all required payments to the Company, had made all required payments to Atotonilco Construcciones S.A., and had issued 1,000,000 shares of its common stock to the Company.

Columbia’s exploration program has verified the existence of gold deposits on the property.  Columbia is completing final engineering studies on the mine and processing facilities.  These studies are expected to be completed by April 2007 at which time Columbia will begin modifying the recovery plant and related facilities in preparation of resuming production.

c.

On March 27, 2006, the Company executed a mining exploration and exploration contract and a purchase and sale contract with limited ownership rights to 23 concessions, known as “Las Minitas”.  The acquisition price of the assets is $6,000,000, less an initial payment of $25,000, and is payable as follows:

2006	$ 475,000
2007	600,000
2008	900,000
2009	1,200,000
2010	1,300,000
2011	1,500,000

$ 5,975,000

On June 1, 2006 the Company signed a non-binding letter of intent with Raven Gold Corp. providing Raven option to acquire 20% interest in the Las Minitas prospect by:

•

paying $600,000 to the Company;

•

making all remaining payments to Isidoro Hernandez Pompa.;

•

issuing 250,000 shares of its common stock to the Company;

•

making any other payments deemed necessary to maintain and keep the property in good standing;

•

paying $100,000 to the Company on June 1, 2007 and on each succeeding June 1st.

As of February 15, 2007 Raven had:

•

paid $300,000 to the Company

•

paid $175,000 to Isidoror Pompa

•

not issued any shares to the Company

Raven has advised the Company that Raven does not plan to participate in the exploration or development of this property until the payments to Isidoror Pompa have been reduced to a level satisfactory to Raven.

d. On July 21, 2006, the Company acquired 97% of the outstanding stock of Minera la Escuadra, S.A. de C.V. in the amount of $6,985,000 in cash.  Minera la Escuadra, S.A. de C.V. primary operations consist in the exploration and development of resource properties in Mexico.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 21, 2006 (the date of acquisition):

Current assets	$ 867,951
Property, plant and equipment	285,828
Other assets	6,500,000
Total assets acquired	7,653,779

Current liabilities	481,994
Total liabilities assumed	481,994
Net assets acquired	$ 7,171,785

The acquisition is payable in accordance with the following schedule:

2006

$     249,463

2007

947,964

2008

997,857

2009

1,397,000

2010

1,596,571

2011

     1,796,145

$   6,985,000

The primary assets of the Mexican corporation are the Picacho mineral concession (Picacho Prospect), a mine, a mill, and a variety of mining and processing equipment.

The Company has an agreement with Lateegra Gold Corp. providing Lateegra the option to acquire a 65% interest in the Picacho prospect by:

•

paying $325,000 to the Company;

•

making all remaining payments to Arnoldo Acuna Aranda;

•

issuing 600,000 shares of its common stock to the Company;

•

making any other payments deemed necessary to maintain and keep the property in good standing;

•

paying $100,000 to the Company on June 21, 2007 and on each succeeding June 21st;

•

spending an additional $3,000,000 on the exploration and development of the property by December 21, 2007; and

•

processing a minimum of 600 tonnes of ore per day from the property by December 21, 2007.

Lateegra may increase its interest in the property to 70% at any time prior to December 21, 2007 by paying the Company the amount shown in the following schedule:

   Three-Month Average

Production from Property

Amount

600 tonnes per day

$  2,000,000

800 tonnes per day

$  1,500,000

1,000 tonnes per day

$  1,000,000

1,200 tonnes per day

$     500,000

As long as their original participation is maintained, (35% in the case of the Company and 65% in the case of Lateegra), the Company and Lateegra must jointly approve any exploration or development program concerning the property.

As of February 15, 2007 Lateegra had:

•

paid $325,000 to the Company

•

issued the Company 350,000 shares of its common stock

•

made all required property payments to Arnoldo Acuna Aranda.

Lateegra is the operator of the joint venture and will remain the operator as long as it complies with the terms of its June 2006 agreement with the Company.

e.

In May 2006, the Company created a subsidiary, Tara Minerals Corp (TMC). TMC was capitalized with the sale of 5,039,200 shares of its common stock at $0.50 per share. This private placement took place between December 2006 and February 2007.  In addition, the Company was received 30,000,000 common shares for founder’s shares from TMC on October 31, 2006.  The Company owns 82% of the outstanding common shares of TMC.

f.

In December 2006, the Company, through TMC, formed American Metal Mining S.A. de C.V. which manages the Pilar, Don Ramon and Las Nuvias properties described below.  These properties were originally purchased by the Company’s subsidiary Amermin and assigned to TMC in January 2007.

g.

In September 2006 the Company acquired the Pilar de Mocribo Prospect (Pilar) from an unrelated third party for $800,000, which amount is to be paid in accordance with the following schedule:

2006

$   135,000

2007

235,000

2008

155,000

2009

     275,000

$   800,000

h.

On January 8, 2007 the Company amended its October 2006 agree to acquire the Don Ramon Prospect (Don Ramon) from an unrelated third party for $600,000.  The purchase price was paid in full in January 2007.

i.

On January 8, 2007 the Company amended its October 2006 agree to acquire the Las Nuvias Prospect (Las Nuvias) for $115,000 from an unrelated third party.  The purchase price was paid in full in January 2007.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2007.

TARA GOLD RESOURCES CORP.

By    /s/ Francis R. Biscan

Francis Richard Biscan, Jr., President

By  /s/ Clifford A. Brown

Clifford A. Brown, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Title

  Date

/s/ Francis R. Biscan

Francis Richard Biscan, Jr.

Director

March 15, 2007

/s/ Clifford A. Brown

Clifford A. Brown

Director

March 15, 2007

                                                             .

Angelica Rios

Director

Tara Gold 10-KSB Dec 06 2-07

TARA GOLD RESOURCES CORP.

ANNUAL REPORT ON FORM 10-KSB

EXHIBITS