Form 10QSB
period 2005-03-31
TARA GOLD RESOURCES CORP.
filed 2007-04-11
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

OR

/  /

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-27715

TARA GOLD RESOURCES CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

           Nevada

      88-0441332

(State or other jurisdiction of

 (I.R.S. Employer

incorporation or organization)

 Identification No.)

2162 Acorn Court, Wheaton, IL

       60187

(Address of principal executive offices)

  (Zip code)

Issuer's telephone number: (630) 462-2079

AMERICAN STELLAR ENERGY, INC.

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /  /    No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)        Yes /  /     No  /X/

At March 31, 2007, there were 83,925,953 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:    Yes /  /     No  /X/

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2005

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERGY, INC.)

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$ 57,942	$ 13,459
Accounts receivable	-	7,984
Total current assets	57,942	21,443

Assets held for sale, net of accumulated depreciation
of $999 and $656 and net of accumulated depletion
of $2,269 and $1,832 at March 31, 2005 and
December 31, 2004, respectively	192,522	161,602

Total assets	$ 250,464	$ 183,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Due to related parties, net	$ 38,342	$ 86,359

Total current liabilities	38,342	86,359

Total liabilities	38,342	86,359

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value; authorized 100,000,000 shares issued and outstanding: 55,135,279 and 49,733,169 shares
at March 31, 2005 and December 31, 2004	55,135	49,734
Stock subscription receivable	31,500	148,000
Additional paid-in capital	1,863,604	1,530,145
Accumulated deficit	(1,739,367)	(1,632,443)
Other comprehensive income	1,250	1,250

Total stockholders’ equity	212,122	96,686

Total liabilities and stockholders’ equity	$ 250,464	$ 183,045

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERGY, INC.)

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three		From inception
	Months Ended March 31,		December 5, 2000 to
	2005	2004	March 31, 2005

Revenue from website development and software	$ -	$ -	$ 168,209
Oil net sales	-	-	7,984
			176,193
Costs and expenses:
General and administrative expenses	98,757	171,879	1,468,187

Operating loss	(98,757)	(171,879)	(1,291,994)

Other (income) expenses:
Interest expense	8,215	-	19,602
Interest income	(48)	-	(490)
Loss on disposal of assets	-	-	218,836
Loss on extinguishment of debt	-	-	209,425
	(8,167)	-	(447,373)

Net loss	(106,924)	(171,879)	(1,739,367)

Other Comprehensive Income:
Foreign currency translation	-	(156)	1,250

Comprehensive Income	$ (106,924)	$ (172,035)	$ (1,738,117)

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding	53,231,784	45,096,447

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three		From inception
	Months Ended March 31,		December 5, 000
	2005	2004	to March 31, 005
Cash flows from operating activities:
Net loss	$ (106,924)	$ (171,879)	$ (1,739,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion expense	780	-	200,058
Common stock issued for services and other expenses	55,300	48,550	501,841
Loss on the sale of oil and gas properties and equipment	-	-	218,836
Loss on extinguishment of debt feature	-	-	147,400
Amortization of beneficial conversion	7,315	-	7,315
Changes in operating assets and liabilities:
Accounts receivable	7,984	-	-
Prepaids and other assets	-	(25,000)	-
Accounts payable	-	(7,559)	-
Net cash used in operating activities	(35,545)	(155,888)	(663,917)

Cash flows from investing activities:
Purchase of equipment	-	-	(20,577)
Purchase of oil and gas properties	(31,700)	-	(175,213)

Net cash used in investing activities	(31,700)	-	(195,790)

Cash flows from financing activities:
Payments to / proceeds from loans from related parties, net	4,668	-	262,169
Common stock issued for cash	79,060	164,020	487,113
Stock offering cost	-	-	(12,600)
Share subscriptions received	28,000	91,500	176,000
Cash acquired in reverse acquisition	-	-	3,717

Net cash provided by financing activities	111,728	255,520	916,399

Effect of exchange rate changes on cash	-	(156)	1,250

Cash and cash equivalents:
Net increase for the period	44,483	99,476	57,942
Beginning of period	13,459	22,192	-

End of period	$ 57,942	$ 121,668	$ 57,942

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(UNAUDITED)

	For the Three		From inception
	Months Ended March 31,		December 5, 2000 to
	2005	2004	March 31, 2005
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ -	$ -	$ 10,716
Income taxes paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Conversion of debt to common stock	$ -	$ -	$ 475,913
Issuance of common stock for assets	$ -	$ -	$ 304,000
Issuance of common stock under share receivable for services, from prior period.	$ 144,500	$ -	$ 144,500
Beneficial conversion feature, convertible related party debt	$ 60,000	$ -	$ 60,000

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP.  AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Significant accounting policies disclosed therein have not changed except as noted below.  The balance sheet for December 31, 2004 was derived from the 2004 10-KSB audited financial statements.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2005 and December 31, 2004, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Tara Gold Resources Corp. (formerly American Stellar Energy, Inc.) was incorporated on December 5, 2000 under the laws of the State of Nevada as Westnet Communication Group, which changed its name to Merchant Park Communications, Inc. on March 29, 2001, and then changed the name to American Stellar Energy, Inc. on May 6, 2004. By special resolution of the shareholders, American Stellar Energy, Inc. changed its name to Tara Gold Resources Corp. on February 9, 2005.

The Company is engaged in the acquisition, exploration and development of resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of common stock of Corporacion Amermin, S.A. de C.V., which operates in México.  In May 2006, the Company established Tara Minerals Corp.. as a wholly owned subsidiary.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

TARA GOLD RESOURCES CORP.  AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.

Stockholder’s Equity

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.001.

In the first quarter of 2005, the Company issued 5,402,110 shares of common stock.  In this period, the Company authorized a private placement of its common stock of up to 5,000,000 shares of stock at $0.06 per share, with an attached warrant convertible to the Company’s common stock at $0.12 a share, for a total of $300,000.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.  The warrants expire 1 year from the date of issuance.  All warrants were converted to common shares by March 2006.  As of March 31, 2005, we had received $79,060 in cash, representing 1,317,667 shares, toward this private placement.

The remaining 4,084,443 shares were issued to consultants and company executives to settle investor relation contracts and executive employment contracts with a value of $199,800.  These shares were subscribed during the year ended December 31, 2004.  The issuance of these shares of common stock has reduced our Stock Subscription Receivable by $144,500.  These shares of common stock are also restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

During this quarter, our Stock Subscription Receivable increased by $28,000 for the current quarter executive employment contracts.

As of January 1, 2005, the conversion rights to $60,000 of related party convertible debt vested.  This resulted in the Company charging additional paid-in capital for the full conversion feature of $60,000 and accreting the relating debt discount to interest expense for $7,315.

Note 3.  Related party transactions

Officers of the Company loaned $38,342 at March 31, 2005.  The loans are unsecured and consist of $60,000 interest-bearing and $1,571 accrued interest. Interest-bearing loans earn interest at 6% per annum from dates of advance and the debt may be converted into common stock of the Company at $0.03 per share at the option of the officers for two years from the date of advance.

All conversion features vested as of January 1, 2005.  The Company recognized $60,000 in discount on debt due to the beneficial conversion feature of the debt described above.  As of March 31, 2005, the Company has accreted $7,315 of the debt discount as additional interest for this debt.

TARA GOLD RESOURCES CORP.  AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Subsequent Events

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

In January 2005, we acquired a 45% Working Interest in new property called the “Hill Lease” located on 15.5 acres in Navarro, Texas which had a well that had been drilled and cased in the Pecan Gap zone, but missed most of  the zone on the previous completion. We paid $31,700 for the working interest. In November 2005, the Company entered into an agreement to sell its working interest in the Hill Lease project for consideration of $37,000. All proceeds from the sale were received by November 30, 2005; there are no other expenditures, other contingent liabilities or activities are expected for this property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In March 2002 Tara Gold’s discontinued its software development business and was inactive until early 2004 when it began acquiring and developing oil and gas properties.  In 2005 Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In May 2005 Tara Gold began acquiring mining properties.  As of March 31, 2007 Tara Gold had an interest in eleven mining properties in Mexico, including three properties owned by Tara Minerals, a subsidiary of Tara Gold.

During the three months ended March 31, 2005 and 2004 Tara Gold did not have any revenues.

During the three months ended March 31, 2005 Tara Gold evaluated the long term viability of its oil and gas business and had determined to reduce risk by taking a joint venture approach to development.  Mining property acquisitions and operations had not begun.  As a result, general and administrative expenses during the quarter ended March 31, 2005 declined from the prior period.

As of March 31, 2007 Tara Gold did not have any off balance sheet arrangements.

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

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or it may need to cease operations.

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of MR. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 6.  EXHIBITS

Number

Title

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: April 11, 2007

By:  /s/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: April 11, 2007

By:  /s/ Clifford A. Brown

Clifford A. Brown

Principal Financial and Accounting Officer