Form 10QSB
period 2005-06-30
TARA GOLD RESOURCES CORP.
filed 2007-04-26
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005.

OR

/  /

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-27715

TARA GOLD RESOURCES CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

           Nevada

      88-0441332

(State or other jurisdiction of

 (I.R.S. Employer

incorporation or organization)

 Identification No.)

2162 Acorn Court, Wheaton, IL

       93010

(Address of principal executive offices)

  (Zip code)

Issuer's telephone number: (630)462-2079

                N/A

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

JUNE 30, 2005

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERGY, INC.)

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$ 15,402	$ 13,459
Accounts receivable	-	7,984
Other receivable	180,623	-

Total current assets	196,025	21,443

Assets held for sale, net of accumulated depreciation
of $1,342 and $656 and net of accumulated depletion
of $2,706 and $1,832 at June 30, 2005 and
December 31, 2004, respectively	191,742	161,602

Mine developments	1,245,537	-

Total assets	$ 1,633,304	$ 183,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$ 94,450	$ -
Notes payable, current portion, net	561,704	-
Due to related parties, net	75,615	86,359

Total current liabilities	731,769	86,359

Long-term accrued liability	180,000	-
Notes payable	474,000	-

Total liabilities	1,385,769	86,359

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 100,000,000 shares:
issued and outstanding: 58,744,447 and 49,733,169 shares
at June 30, 2005 and December 31, 2004	58,745	49,734
Stock subscription receivable	31,500	148,000
Additional paid-in capital	2,025,571	1,530,145
Accumulated deficit	(1,868,250)	(1,632,443)
Other comprehensive income	(31)	1,250

Total stockholders’ equity	247,535	96,686

Total liabilities and stockholders’ equity	$ 1,633,304	$ 183,045

See accompanying notes to the consolidated financial statements

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERGY, INC.)

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					From
					inception
					December 5,
	For the three months ended		For the six months ended		2000
	June 30,		June 30,		to June 30,
	2005	2004	2005	2004	2005
Revenue from website developmental software	$ -	$ -	$ -	$ -	$ 168,209
Oil sales	8,809	-	8,809	-	16,793

Net revenue	8,809	-	8,809	-	185,002

Cost of revenue
Oil production expenses	1,095	-	1,095	-	2,005

Cost of revenue	1,095	-	1,095	-	2,005
Gross margin	7,714	-	7,714	-	182,997

Operating, general, and administrative expenses	124,973	72,340	223,730	244,219	1,592,250

Net operating loss	(117,259)	(72,340)	(216,016)	(244,219)	(1,409,253)

Non-operating (income) expense
Interest (income)	(81)	-	(129)	-	(571)
Interest expense	11,705	-	19,920	-	31,307
Loss on disposal of assets	-	-	-	-	218,836
Loss on extinguishment	-	-	-	-	209,425

	11,624	-	19,791	-	458,997

Net loss	(128,883)	(72,340)	(235,807)	(244,219)	(1,868,250)

Other comprehensive income:
Foreign currency translation	(1,281)	(208)	(1,281)	(364)	(31)

Comprehensive loss	$ (130,164)	$ (72,548)	$ (237,088)	$ (244,583)	$(1,868,281)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares
of common stock outstanding	56,416,622	47,721,169	54,824,203	45,978,758

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From inception
	For the Six Months Ended June 30,		December 5, 2000 to
	2005	2004	June 30, 2005
Cash flows from operating activities:
Net loss	$ (235,807)	$ (244,219)	$ (1,868,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion expense	1,560	-	203,325
Common stock issued for services and other expenses	55,300	115,150	487,442
Loss on the sale of oil and gas properties and equipment	-	-	218,836
Loss on extinguishment of debt	-	-	147,400
Amortization of beneficial conversion feature	17,446	-	17,446
Changes in operating assets and liabilities:
Accounts receivable	7,984	-	-
Prepaids and other receivables	(623)	(57,039)	(623)
Accounts payable	-	(7,559)	-
Accrued expenses	97,073	(2,941)	97,072
Net cash used in operating activities	(57,067)	(196,608)	(697,351)

Cash flows from investing activities:
Purchase of equipment	-	-	(20,577)
Purchase of mining concession	(12,920)	-	(12,920)
Purchase of oil and gas properties	(31,700)	(47,961)	(175,213)

Net cash used in investing activities	(44,620)	(47,961)	(208,710)

Cash flows from financing activities:
Payments to / proceeds from loans from related parties, net	780	6,341	298,194
Payments on notes payable	(113,080)	-	(113,080)
Common stock issued for cash	157,711	164,020	565,763
Stock offering cost	-	-	(12,600)
Share subscriptions received	59,500	70,000	179,500
Cash acquired in reverse acquisition	-	-	3,717

Net cash provided by financing activities	104,911	240,361	921,494

Effect of exchange rate changes on cash	(1,281)	(364)	(31)

Cash and cash equivalents:
Net increase for the period	1,943	(4,572)	15,402
Beginning of period	13,459	22,192	-

End of period	$ 15,402	$ 17,620	$ 15,402

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(UNAUDITED)

From inception
	For the Six Months Ended June 30,		December 5, 2000 to
	2005	2004	June 30, 2005
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 12,919	$ -	$ 12,919
Income taxes paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Conversion of debt to common stock	$ -	$ -	$ 475,913
Issuance of common stock for assets	$ -	$ -	$ 304,000
Issuance of common stock under share receivable for services	$ 176,000	$ -	$ 176,000
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ 1,245,537	$ -	$ 1,245,537
Beneficial conversion feature, convertible debt	$ 22,166	$ -	$ 22,166
Beneficial conversion feature, convertible related party debt	$ 81,333	$ -	$ 81,333

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Significant accounting policies disclosed therein have not changed except as noted below.   The consolidated balance sheet for December 31, 2004 was derived from the 2004 10-KSB audited financial statements.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2005 and December 31, 2004, the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

The Company is engaged in the acquisition, exploration and development of resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of common stock of Corporacion Amermin, S.A. de C.V., which operates in México.  In May 2006, the Company established Tara Minerals Corp. as a wholly owned subsidiary.

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

In the first quarter of 2005, the Company issued 5,402,110 shares of common stock.  In this period, the Company authorized a private placement of its common stock of up to 5,000,000 shares at $0.06 per share, with an attached warrant convertible to the Company’s common stock at $0.12 a share, for a total of $300,000.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.  The warrants expire 1 year from the date of issuance.  All warrants were converted to common shares by March 2006.  As of March 30, 2005, we had received $79,060 in cash, representing 1,317,667 shares, toward this private placement.

The remaining 4,084,443 shares were issued to consultants and company executives to settle investor relation contracts and executive employment contracts with a value of $199,800, which reduced our Stock Subscription Receivable by $144,500.  These shares of common stock are also restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

During the first quarter, our Stock Subscription Receivable increased by $28,000 for the current quarter executive employment contracts.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the second quarter 2005, the Company issued 3,609,168 shares of common stock.  In this period, the Company issued an additional 2,621,668 toward our private placement disclosed above, representing $78,650.  We also issued 200,000 common shares valued at $8,200 and 300,000 warrants as finders’ fees valued at $3,727 for the La Currita property.  The remaining 787,500 shares were issued to company executives to settle employment contracts with a value of $31,500.  At the same time we accrued a Stock Subscription Receivable for executive compensation for $31,500.

Note 3.

Mine developments

As disclosed in our 2005 10-KSB as filed with the SEC, on May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. of the rights to 4 concessions, known as “La Currita”.

Also, On October 23, 2006 the Company amended its June 9 2005 agreement with Minas de Topago S.A. providing for the acquisition of the “La Millionaria” property.

The Company financed these mining developments through notes payable which were $1,029,154 as of June 30, 2005.

Please refer to our 2005 10-KSB for additional information and an updated status on these mining developments.

Note 4.  Related party transactions

Officers of the Company loaned $75,615 at June 30, 2005.  The loans are unsecured and consist of $147,000, and $2,681 accrued interest offset by minor receivables from related parties of $8,543. Interest-bearing loans earn interest at 6% per annum from dates of advance and the debt may be converted into common stock of the Company at $0.03 per share at the option of the officers for one to two years from the date of advance.

All conversion features vested as of January 1, 2005, or if issued in 2005, as of the date of the promissory note.  The Company recognized $81,333 in discount on debt due to the beneficial conversion feature of the debt described above.  As of June 30, 2005, the Company has accreted $15,810 of the debt discount as additional interest for this debt.

Note 5.

Short-term convertible debt, net and non-convertible debt

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

The Company recognized $22,166 in discount on debt due to the beneficial conversion feature of the debt described above.  As of June 30, 2005, the Company has accreted $1,636 of the debt discount as additional interest for the debt described above.

In June 2005, the Company also entered into short-term a debt agreement with an independent third party for $5,000 that was not convertible.  The debt, plus accrued interest of $200, was repaid in July 2005.

Note 6.  Subsequent Events

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

In May 2005 Tara Gold began acquiring mining properties.  General and administrative expenses increased during the quarter ended June 30, 2005 as a result of this activity.  As of March 31, 2007 Tara Gold had an interest in eleven mining properties in Mexico, including three properties owned by Tara Minerals, a subsidiary of Tara Gold.

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

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.  As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company’s internal controls were required.

PART II

ITEM 6.  EXHIBITS

Number

Title

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: April 23, 2007

By:  /s/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: April 23, 2007

By: /s/ Clifford A. Brown

Clifford A. Brown

Principal Financial and Accounting Officer