Form 10QSB
period 2005-09-30
TARA GOLD RESOURCES CORP.
filed 2007-05-16
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes /  /    No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes /  /    No  /X/

At May 15, 2007, there were 83,925,953 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:    Yes /  /     No  /X/

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2005

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERGY, INC.)

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$ 116,541	$ 13,459
Accounts receivable	17,206	7,984
Other receivable	184,851	-

Total current assets	318,598	21,443

Assets held for sale	26,058	161,602

Property and equipment	884	-

Mine developments	1,250,229	-

Deposits	122,155	-

Total assets	$ 1,717,924	$ 183,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$ 148,875	$ -
Short term notes payable	617,459	-
Short term convertible debt, net	22,694	-
Due to related parties, net	182,347	86,359

Total current liabilities	971,375	86,359

Long-term accrued liability	180,000	-
Notes payable	319,391	-

Total liabilities	1,470,766	86,359

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value; authorized 100,000,000 shares;
issued and outstanding: 68,411,113 and 49,733,169 shares
at September 30, 2005 and December 31, 2004	68,412	49,734
Stock subscription receivable	15,500	148,000
Additional paid-in capital	2,315,570	1,530,145
Accumulated deficit	(2,152,302)	(1,632,443)
Other comprehensive income	(22)	1,250

Total stockholders’ equity	247,158	96,686

Total liabilities and stockholders’ equity	$ 1,717,924	$ 183,045

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERGY, INC.)

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					From
					inception
					December 5,
	For the three months ended		For the nine months ended		2000
	September 30,		September 30,		to Sept. 30,
	2005	2004	2005	2004	2005

Revenue from website developmental software	$ -	$ -	$ -	$ -	$ 168,209

Costs and expenses:
Operating, general, and administrative expenses	254,686	37,884	477,636	282,103	1,843,667

Net operating loss	(254,686)	(37,884)	(477,636)	(282,103)	(1,675,458)

Non-operating (income) expense
Interest (income)	(15)	-	(144)	-	(586)
Interest expense	23,870	-	43,790	-	55,177
Loss on disposal of assets	-	-	-	-	218,836
Loss on extinguishment	-	-	-	-	209,425

	23,855	-	43,646	-	482,852

Loss from continuing operations	(278,541)	(37,884)	(521,282)	(282,103)	(2,158,310)

Discontinued operations:
(Loss) income from operations of discontinued oil
properties (including loss on disposal of $14,262)	(5,512)	-	1,422	-	6,008

Net loss	(284,053)	(37,884))	(519,860)	(282,103)	(2,152,302)

Other comprehensive income:
Foreign currency translation	9	104	(1,272)	(260)	(22)
Comprehensive loss	$ (284,044)	$ (37,780)	$ (521,132)	$ (282,363)	$(2,152,324)

Net loss per share, basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
and diluted

Weighted average number of shares	64,278,039	49,233,169	57,975,482	47,697,517
of common stock outstanding

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From inception
	For the Nine Months Ended September 30,		December 5, 2000 to
	2005	2004	September 30, 2005
Cash flows from operating activities:
Net loss	$ (519,860)	$ (282,103)	$ (2,152,302)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and depletion expense	2,340	-	201,618
Common stock issued for services and other expenses	56,800	115,150	520,442
Loss on the sale of oil and gas properties and equipment	14,262	-	14,262
Loss on disposal of assets	-	-	218,836
Loss on extinguishment of debt	-	-	147,400
Amortization of beneficial conversion feature	38,275	-	38,275
Changes in operating assets and liabilities:
Accounts receivable	(9,222)	-	(17,206)
Prepaids and other receivables	(4,851)	-	(4,851)
Accounts payable	-	18,565	-
Accrued expenses	148,876	(2,941)	148,876
Net cash used in operating activities	(273,380)	(151,329)	(884,650)

Cash flows from investing activities:
Purchase of equipment	(884)	-	(20,577)
Cash paid for intangible drilling costs	(31,700)	(131,124)	(175,213)
Proceeds from sale of oil and gas properties	165,000	-	165,000
Purchase of mining concession and capitalized interest	(20,616)	-	(21,501)
Deposits	(122,155)	-	(122,155)

Net cash used in investing activities	(10,356)	(131,124)	(174,446)

Cash flows from financing activities:
(Payments to) / proceeds from loans from related parties, net	58,762	11,280	506,664
Proceeds from short term debt	67,000	-	67,000
Payments towards short term debt	(22,000)	-	(22,000)
Payments toward notes payable	(205,384)	-	(205,384)
Common stock issued for cash	414,712	164,020	822,762
Stock offering cost	-	-	(12,600)
Share subscriptions received	75,000	101,500	15,500
Cash acquired in reverse acquisition	-	-	3,717

Net cash provided by financing activities	388,090	276,800	1,175,659

Effect of exchange rate changes on cash	(1,272)	(260)	(22)

Cash and cash equivalents:
Net increase (decrease) for the period	103,082	(5,913)	116,541
Beginning of period	13,459	22,192	-

End of period	$ 116,541	$ 16,279	$ 116,541

See accompanying notes to the consolidated financial statements.

TARA GOLD RESOURCES CORP AND SUBSIDIARIES

(FORMERLY AMERICAN STELLAR ENGERY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(UNAUDITED)

From inception
	For the Nine Months Ended September30,		December 5, 2000 to
	2005	2004	Sept. 30, 2005
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ 20,616	$ -	$ 20,616
Income taxes paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Conversion of debt to common stock	$ -	$ -	$ 475,913
Issuance of common stock for assets	$ -	$ -	$ 304,000
Issuance of common stock under share receivable for services	$ 207,500	$ -	$ 207,500
Purchase of mining concession paid by debt and issuance of stock and warrants	$ 1,229,613	$ -	$ 1,229,613
Beneficial conversion feature, convertible debt	$ 31,883	$ -	$ 31,883
Beneficial conversion feature, convertible related party debt	$ 81,333	$ -	$ 81,333
Recoverable value-added taxes	$ 180,000	$ -	$ 180,000

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2005 and December 31, 2004, the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.  Specifically we have reclassified those items relating to our discontinued operations, see Note 6.

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

In the second quarter 2005, the Company issued 3,609,168 shares of common stock.  In this period, the Company issued an additional 2,621,668 shares toward our private placement disclosed above, representing $78,650.  We also issued 200,000 common shares valued at $8,200 and 300,000 warrants as finders’ fees valued at $3,727 for the La Currita property.  The remaining 787,500 shares were issued to company executives to settle employment contracts with a value of $31,500.  At the same time we accrued a Stock Subscription Receivable for executive compensation for $31,500.

In the third quarter 2005, the Company issued 9,666,666 shares of common stock.  In this period, the Company issued an additional 8,566,666 shares toward our private placement disclosed above, presenting $257,000.  We also issued 50,000 common shares valued at $1,500 for services.  The remaining 1,050,000 shares were issued to company executives to settle employment contract with a value of $31,500.  At the same time we accrued a Stock Subscription Receivable for executive compensation for $15,500.

TARA GOLD RESOURCES CORP.  AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.

    Mine developments and Deposits

As disclosed in our 2005 10-KSB as filed with the SEC on May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. of the rights to 4 concessions, known as “La Currita”.  The Company financed the La Currita mining developments through notes payable which were $936,850 as of September 30, 2005.

The Company acquired the “San Miguel” property in May 2005 from Minera Navajoa, S.A. for $700,000, which had been paid as of June 30, 2006.  As of September 30, 2005, the Company had paid to Minera Navajoa, S.A. $22,155 toward this purchase.  We have included that in Deposits in these financials statements.  On August 3, 2005 the Company signed an agreement with Paramount Gold Mining Corp. providing Paramount the option to acquire a 35% interest in the San Miguel prospect.

On October 23, 2006 the Company amended its June 9, 2005 agreement with Minas de Topago S.A. providing for the acquisition of the “La Millionaria” property.  At September 30, 2005 the Company has paid to Minas de Topago, S.A. de C.V. as a part of the purchase agreement for La Millionaria $100,000.  We have included that in Deposits in these financial statements.

Please refer to our 2005 10-KSB for additional information and an updated status on these mining developments.

Note 4.    Related party transactions

As of September 30, 2005 the Company had $182,347 in Due to Related Parties, net.  This payable consists of Accrued Expenses to the two Officers of the Company of $32,221, unsecured loans of $165,500, and $4,893 accrued interest offset by minor receivables from related parties of $17,683, and $50,000 from Paramount Gold Mining Corp relating to our San Miguel property.  Interest-bearing loans earn interest at 6% per annum from dates of advance and the debt may be converted into common stock of the Company at $0.03 per share at the option of the officers for one to two years from the date of advance.

All conversion features vested as of January 1, 2005, or if issued in 2005, as of the date of the promissory note.  The Company recognized $81,333 in discount on debt due to the beneficial conversion feature of the debt described above.  As of September 30, 2005, the Company has accreted $28,749 of the debt discount as additional interest for this debt.

TARA GOLD RESOURCES CORP.  AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.

     Short-term convertible debt, net and non-convertible debt

In May 2005, the Company entered into a short-term convertible debt agreement with an independent third party for $15,000 and in July 2005 for $10,000 (for a total of $25,000).  The debt carries simple interest of 6% per annum from the date of advance and the debt, plus any accrued interest, may be converted into common stock of the Company at $0.03 per share at the option of the holder for one year from the date of advance.  After the conversion rights to this debt expired the debt holder attempted to convert his notes but was advised by the Company that his conversion rights had expired.   Principle and interest have not been paid to date.

In January 2007, the Company filed suit against the debt holder from its May 2005 convertible debt issuance. After the conversion feature expired, the debt holder attempted conversion of the debt to shares.  The Company is seeking a ruling that there are no shares owed this debt holder.

In June 2005, the Company entered into a short-term convertible debt agreement with an independent third party for $5,000.  The debt carries simple interest of 8% per annum from the date of advance and the debt, plus any accrued interest, may be converted into common stock of the Company at $0.03 per share at the option of the holder for one year from the date of advance.  The debt, plus accrued interest, was converted to common stock in 2006.

In June 2005, the Company entered into a short-term convertible debt agreement with an independent third party for $20,000.  The debt does not carry a stated interest amount, but the debt, plus any agreed upon interest, may be converted into common stock of the Company at an effective rate of $0.04 per share at the option of the holder.   The debt, plus accrued interest, was converted to common stock in 2006.

The Company recognized $31,883 in discount on debt due to the beneficial conversion feature of the debt described above.  As of September 30, 2005, the Company had accreted $9,527 of the debt discount as additional interest for the debt described above.

In June 2005, the Company also entered into short-term a debt agreement with an independent third party for $5,000 that was not convertible.  The Company added to this debt $12,000 in July 2005.  The total debt of $17,000, plus accrued interest of $200, was repaid in July 2005.

Note 6.    Discontinued Operations

In 2005, the Company determined that its oil and gas properties, primarily in Texas, were not providing the return on investment necessary to achieve a satisfactory growth rate. We have presented these assets as of December 31, 2004 in these financial statements as held for sale. In August 2005, the Company entered into an agreement to sell its working interest in the Corsicana Filed Project for consideration of $175,000 which was reduced

TARA GOLD RESOURCES CORP.  AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6.    Discontinued Operations (cont’d)

for early payment to $165,000. All proceeds from the sale were received by September 30, 2005; there are no other expenditures, other contingent liabilities or activities are expected for this property.

Revenue since inception for the property above and the property disclosed in Note 7 below, totaled $32,418 as of September 30, 2005 with expenses since inception of $12,147. Loss on the disposal totaled $14,262 as of September 30, 2005.

The resulting income from operations of these discontinued properties, adjusted for the total loss on the disposal, are pre-tax as the Company has reoccurring net losses and determined that there would not be an effective tax result.

Note 7.     Subsequent Events

In January 2005 the Company paid $31,700 for a 45% working interest in property called the “Hill Lease”. In November 2005 the Company entered into an agreement to sell its interest in the Hill Lease for $37,000. All proceeds from the sale were received by November 30, 2005. There are no other expenditures, other contingent liabilities or activities are expected for this property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In March 2002 Tara Gold’s discontinued its software development business and was inactive until early 2004 when it began acquiring and developing oil and gas properties.  In 2005 Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In May 2005 Tara Gold began acquiring mining properties.  General and administrative expenses increased during the quarter ended June 30, 2005 as a result of this activity.  As of May 15, 2007 Tara Gold had an interest in eleven mining properties in Mexico, including three properties owned by Tara Minerals, a subsidiary of Tara Gold.

During the nine months ended September 30, 2005 and 2004 Tara Gold did not have any revenues.

As of May 15, 2007 Tara Gold did not have any off balance sheet arrangements.

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

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 6.  EXHIBITS

Number

Title

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: May 15, 2007

By:  /s/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: May 15, 2007

By: /s/ Clifford A, Brown

Clifford A. Brown

Principal Financial and Accounting Officer