Form 10QSB
period 2006-03-31
TARA GOLD RESOURCES CORP.
filed 2007-08-16
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006.

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

At July 31, 2007, there were 83,925,953 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:    Yes  / /      No  /X/

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2006

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December, 31
Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 21,760	$ 81,923
Other receivables, net	1,324,927	237,893
Marketable securities	999,000	-
Notes receivable	62,500	-
Deferred tax asset, short term	489,000	-
Other current assets	8,054	-
Total current assets	2,905,241	319,816

Property, equipment, and mine development, net	8,082,693	1,262,819
Deposits	121,131	238,368

Total	$ 11,109,065	$ 1,821,003

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accrued liabilities	$ 252,567	$ 260,749
Short-term convertible debt, net	20,272	35,717
Note payable, current	1,041,396	575,419
Due to related parties, net	382,561	563,921
Total current liabilities	1,696,796	1,435,806

Long-term accrued liabilities	1,192,500	180,000
Long-term note payable	6,196,794	221,648
Total liabilities	9,086,090	1,837,454

Minority Interest	310,860	-

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Common voting stock: 100,000,000 shares authorized of $0.001 par value 79,386,536 (2005 – 69,912,154) shares issued and outstanding	79,386	69,912
Share subscription received	7,500	34,500
Additional paid-in capital	3,353,242	2,452,904
Deficit accumulated during exploration stage	(1,592,367)	(2,567,899)
Other comprehensive (loss)	(135,646)	(5,868)
Total stockholders’ equity (deficit)	1,712,115	(16,451)

Total	$ 11,109,065	$ 1,821,003

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		From inception
	March 31,		December 5, 2000 to
	2006	2005	March 31, 2006

Revenue:
Revenue form website development and software	$ -	$ -	$ 168,209
Mining revenues	-	-	-
	-	-	168,209

Cost of Revenue:
Mining production expenses	-	-	-
	-	-	-

Gross Profit	-	-	168,209

Costs and expenses:
General and administrative expenses	446,925	98,757	2,687,665

Operating loss	(446,925)	(98,757)	(2,519,456)

Other (income) expense:
Interest expense	172,063	8,215	257,383
Interest income	(40,020)	(48)	(40,749)
Gain on sale of joint venture interest	(1,065,500)	-	(1,065,500)
Loss on disposal of assets	-	-	218,836
Loss on extinguishment of debt	-	-	209,425
	(933,457)	8,167	(420,605)

Income (loss) before income taxes	486,532	(106,924)	(2,098,851)

Income tax provision (benefit)	(489,000)	-	(489,000)

Income (loss) from continuing operations	975,532	(106,924)	(1,609,851)

Discontinued operations:
Income from operations of discontinued oil properties (including loss on disposal of $7,679)	-	-	17,484

Net income (loss)	975,532	(106,924)	(1,592,367)

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		From inception
	March 31,		December 5, 2000 to
	2006	2005	March 31, 2006

Other comprehensive income:
Foreign currency translation	(24,778)	-	(30,646)
Unrealized (loss), net on marketable securities	(105,000)	-	(105,000)

Comprehensive income (loss)	$ 845,754	$ (106,924)	$ (1,728,013)

Net income (loss) per share – basic	$ 0.01	$ (0.00)

Weighted Average Number of Common Shares Outstanding – basic	77,000,116	53,231,784

Net income (loss) per share – dilutive	$ 0.01	$ (0.00)

Weighted Average Number of Common Shares Outstanding - dilutive	83,849,995	53,231,784

 (CONTINUED)

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From inception
	For the Three Months Ended March 31,		December 5, 2000 to
	2006	2005	March 31, 2006
Cash flows from operating activities:
Net loss	$ 975,532	$ (106,924)	$ (1,592,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,234	780	205,756
Allowance for mining deposits deemed uncollectible	28,770	-	28,770
Allowance for doubtful accounts	-	-	3,530
Common stock issued for services and other expenses	243,500	55,300	813,939
Gain on sale of joint venture interest (noncash portion)	(1,259,293)	-	(1,031,800)
Loss on the sale of oil and gas properties and equipment	-	-	218,836
Loss on extinguishment of debt	-	-	147,400
Loss on disposal of oil & gas properties	-	-	7,679
Income tax benefit	(489,000)	-	(489,000)
Amortization of beneficial conversion	61,951	7,315	126,303
Changes in operating assets and liabilities:
Other receivable	(87,879)	7,984	(67,708)
Prepaids and other assets	39,423	-	(8,054)
Accrued expenses	(8,181)	-	252,568
Net cash used in operating activities	(492,943)	(35,545)	(1,384,148)

Cash flows from investing activities:
Purchase of mining equipment	(410)	-	(78,279)
Purchase of mining concessions	(58,583)	-	(217,979)
Payments toward note receivable	(62,500)	-	(62,500)
Deposits	(40,096)	-	(149,901)
Proceeds from discontinued operations	-	-	202,000
Purchase of oil and gas properties	-	(31,700)	(195,790)
Net cash used in investing activities	(161,589)	(31,700)	(502,449)

Cash flows from financing activities:
Payment toward short term convertible debt	(5,000)	-	(22,000)
Proceeds from short term convertible debt	-	-	67,001
Payment toward notes payable	(193,429)	-	(538,596)
Payments to / proceeds from loans from related parties, net	167,904	4,668	939,043
Minority interest in net assets of consolidated subsidiaries	310,860	-	310,860
Common stock issued for cash	331,312	79,060	1,184,078
Stock offering cost	-	-	(12,600)
Share subscriptions received	7,500	28,000	7,500
Cash acquired in reverse acquisition	-	-	3,717
Net cash provided by financing activities	619,147	111,728	1,939,003

Effect of exchange rate changes on cash	(24,778)	-	(30,646)

Cash and cash equivalents:
Net increase for the year	(60,163)	44,483	21,760
Beginning of year	81,923	13,459	-

End of year	$ 21,760	$ 57,942	$ 21,760

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

From inception
	For the Three Months Ended March 31,		December 5, 2000 to
	2006	2005	March 31, 2006
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ -	$ -	$ 42,220
Income taxes paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Conversion of debt to common stock	$ 116,000	$ -	$ 712,813
Issuance of common stock for assets	$ -	$ -	$ 304,000
Issuance of common stock under share receivable for services, from prior period	$ 34,500	$ 144,500	$ 34,500
Purchase of mining concession paid by debt and issuance of stock and warrants	$ 6,763,115	$ -	$ 7,788,713
Beneficial conversion feature, convertible debt	$ -	$ -	$ 31,833
Beneficial conversion feature, convertible related party debt	$ 184,500	$ 60,000	$ 359,167
Recoverable value-added taxes	$ 1,080,750	$ -	$ 1,260,750
Marketable security, cost basis	$ 1,104,000	$ -	$ 1,104,000

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2006 and December 31, 2005, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Tara Gold Resources Corp. (formerly American Stellar Energy, Inc.) was incorporated on December 5, 2000 under the laws of the State of Nevada as Westnet Communication Group, which changed its name to Merchant Park Communications, Inc. on March 29, 2001, and then changed its name to American Stellar Energy, Inc. on May 6, 2004. By special resolution of the shareholders, American Stellar Energy, Inc. changed its name to Tara Gold Resources Corp. on February 9, 2005.

The Company is engaged in the acquisition, exploration and development of resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of common stock of Corporacion Amermin, S.A. de C.V., which operates in México.  In May 2006, the Company established Tara Minerals Corp. as a wholly owned subsidiary.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources Corp. and, unless the context indicates otherwise its consolidated subsidiaries.  The Companies subsidiaries include Corporacion Amermin, S.A. de C.V., which operates in México (“Amermin”), the San Miguel joint venture (Note 5a), and Tara Minerals Corp.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Functional Currency

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

Relevant exchange rates used in the preparation of the financial statements were of the subsidiary as follows (Mexican pesos per one U.S. dollar):

2006

Current exchange rate at March 31	Ps. 10.9228
Weighted average exchange rate for the year ended March 31	Ps. 10.5887

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.  Specifically, we have reclassified approximately $13,000 out of Deposits and into Other Receivables, net, relating to the value-added tax paid on the La Millionaria project.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at March 31, 2006 or December 31, 2005.

All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $999,000 and $0 in marketable securities at March 31, 2006 and December 31, 2005.  These marketable securities had a cost basis of $1,104,000.  In accordance with Statement of Financial Accounting Standard No. 130 – Reporting Comprehensive, we have accounted for unrealized gain (loss) as a component of other comprehensive income.  An unrealized loss of $105,000 was recorded in other comprehensive income as of March 31, 2006.

Earnings per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share which requires the Company to present basic and diluted earnings per share for all periods presented.  Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible debt and other convertible securities.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three month ended March 31, 2006:

	For the Quarter Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ 975,532
Income available to common stockholders	$ 975,532	77,000,116	$ 0.01

Warrants		922,100
Convertible Debt	-	5,857,778

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 975,532	83,779,994	$ 0.01

Recent Accounting

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

Note 2.

Stockholder’s Equity

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.001.

In the first quarter of 2006, the Company issued 9,474,382 shares of common stock.   These shares were issued for the following reasons:

▪

Cash sales:  3,139,767 shares for $331,312, an average price of $0.106 per share.

▪

Shares issued for services:  2,050,000 shares for $168,500, an average price of $0.08 per share

▪

Conversion of loans to stock:  3,400,000 shares for $116,000 (which included $96,000 of officer loans), plus 300,000 for $75,000 worth of interest expense, an average price of $$0.05 per share

▪

Issuance of share subscription receivable:  584,615 shares for $34,500, an average price of $0.06 per share for services.

During this quarter, our Stock Subscription Receivable increased by $7,500 for the current quarter executive employment contracts.

Note 3.

Notes receivable

As of March 31, 2006, the Company extended a short term note receivable for $62,500 for no interest.  The total amount of the note receivable at December 31, 2006 was $382,000, and was repaid to the Company in January 2007.  The receivable holds no interest amount.

Note 4.

Income Taxes

The income tax benefit components are as follows.  This amount differs from the amount of income tax determined by the applying the U.S. federal tax rates of 35% to pretax income from continuing operations for the period ended March 31, 2006 due to the following:

	US Companies	Mexican Companies	Total
Cumulative Net Loss, December 31, 2005 (inclusive of gain on discontinued operations)	$ (2,053,400)	$ (514,500)	$ (2,567,900)
March 31, 2006 net income	657,200	-	657,200
March 31, 2006 net loss	-	(170,700)	(170,700)

Total taxable net operating loss carry forward	$ (1,396,200)	$ (685,200)	$ (2,081,400)

The components of the Company’s deferred tax asset as of March 31, 2006 are as follows:

	US Companies	Mexican Companies	Total
Total taxable net operating loss carry forward	$ (1,396,200)	$ (685,200)	$ (2,081,400)
March 31, 2006 – US rate 35%	489,000	-	489,000
March 31, 2006 – MX rate 29%	-	199,000	199,000
Valuation allowance	-	(199,000)	(199,000)

Net deferred tax asset	$ 489,000	$ -	$ 489,000

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  As disclosed above, the Company generated NOLs in Mexico of approximately $685,200 with an estimated tax benefit of $199,000.  Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allowance for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at March 31, 2006.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

As of December 31, 2005 we had a cumulative net operating loss of approximately $2,053,400 which we had fully allowed for.  As of March 31, 2006 we have generated net income before taxes from our US operations of approximately $657,200 and we believe that we will have ample net income through out 2006 to utilize our historical NOLs.  As such we have recorded the full deferred tax benefit of $489,000 relating to our US operations.

Note 5.

Mining Concessions

a.

On May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Navojoa,

            S.A. de C.V. for the rights to 12 concessions, known as “San Miguel”. The acquisition price of the assets is $700,000 and is payable as follows:

2005	$ 400,000
2006	200,000
2007	100,000

$ 700,000

In addition to the $700,000 above, we capitalized an extension payment and an option to purchase payment, totaling $22,000, making the effective price of the property grouping $722,000.

At December 31, 2005, the final agreement for the San Miguel properties had not been finalized and we recorded the amount paid for the property of $116,805 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.  As of March 31, 2006, we have imputed interest of $8,097 remaining on the note, resulting in a total remaining note amount of $545,643

In August 2005, the Company entered an agreement through our Mexican subsidiary Amermin with Paramount Gold Mining Corp. (“Paramount”) for the sale of an interest in a joint venture which includes the San Miguel mining concessions (“San Miguel joint venture”).  As of March 31, 2006, Paramount made all payments in cash or stock as the agreement indicated to purchase their 35% interest in the San Miguel joint venture, resulting in a gain on the sale of joint venture interest of $1,065,500 to Tara Gold Resources Corp.  The Company received total compensation of $1,104,000 in common stock and $400,000 (of which $150,000 was refunded in the second quarter of 2006) as of March 31, 2006.

In May 2006, Paramount paid the note holder of the San Miguel concessions the remaining amount of the note due, resulting in the note holder becoming Paramount in the second quarter of 2006.  Paramount also paid the value-add tax for the property at this time.  When the property was paid in full, we contributed the asset to the San Miguel Joint Venture.

As of December 31, 2006, due to the change in note holder status, the amount payable by the Company for the related debt for the San Miguel mining concession was $90,000.  Also, as of December 31, 2006, the Company and Paramount agreed in principle that Paramount had earned a 55% interest in the joint venture.  On March 16, 2007, Paramount formally notified the Company that it had expended the required $2.5 million of exploration development expenses to earn their 70% interest in the joint venture.  These expenses have been fully reviewed by Company management and agreed to.  As of March 31, 2007 the San Miguel joint venture ownership is 70% Paramount, 30% Tara Gold Resources Corp.

Both Paramount and Tara Gold Resources Corp. have joint control over the joint venture, with each partner one vote each as long as their original participation is maintained.  At March 31, 2006 we have recorded minority interest of $310,860 relating to Paramount and other minority interests in the mining concession

b.

On December 7, 2005 the Company executed a provisional mining right purchase agreement for the right to one concession, known as “Santa Cruz”. The acquisition price of the asset is $50,000 and is in payable 2006 and 2007.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

At December 31, 2005, the final agreement for the Santa Cruz property had not been finalized and we recorded the amount paid for the property of $11,758 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.  As of March 31, 2006, $40,000 has been paid toward this property with the remaining payments against the note expected by December 31, 2007.

Included within the Paramount agreement noted above is an Area of Mutual Interest agreement.  As the Santa Cruz property is in the same area of the San Miguel properties, Paramount exercised its right to include the Santa Cruz property in the San Miguel joint venture.  The Santa Cruz property ownership percentage in the San Miguel joint venture is 70% Paramount, 30% Tara Gold Resources Corp. as of March 31, 2006 and the date of this filing.

c.

On May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. for the rights to 4 concessions, known as “La Currita”.

The acquisition price of the asset is $1,200,000 plus value-added tax of $180,000 and is payable as follows:

2005	$ 376,000
2006	600,000
2007	224,000

$ 1,200,000

As of December 31, 2005 we also included finder’s fees of $11,927 in the effective purchase price of the asset.  As of March 31, 2006, we have imputed interest of $18,326 remaining on the note, resulting in total asset capitalization of $1,193,601 and total note amount of $655,675.  As of May 2007, the note and the related value added tax have been paid in full.

In May 2006, the Company entered an agreement through our Mexican subsidiary Amermin with Raven Gold Corp. (“Raven”), for the sale of an interest in a joint venture which includes the La Currita Groupings (“La Currita joint venture”).  The agreement was ratified in August 2006, amended in March 30, 2007, and cancelled on May 3, 2007.  On May 3, 2007, the Company entered into a new agreement with Raven for the La Currita joint venture primarily due to nonperformance by Raven under the August 2006 agreement and subsequent modification.

Under the original agreement, Raven was to pay cash and provide their common shares to purchase a 25% interest in the joint venture, plus provide a $500,000 loan to the Company representing start up capital.  Raven made the following payments beginning in quarter two 2006:

▪

Second quarter 2006:  $125,000 for joint venture interest payment

▪

Third quarter 2006:  $50,000 for joint venture interest payment

▪

Fourth quarter 2006:  $425,000 for joint venture interest payment; $500,000 for start up loan

Under the new May 3, 2007 agreement the payments received under the initial agreement and the loan for start up costs were forfeited or forgiven.  No refund from the Company was due to Raven.  As the Company is not in the business of generating income from failed joint ventures, we will recognize the payments under the original Raven agreement as Other Income and recognize a gain on extinguishment of debt.  As of December 31, 2006 Raven did not have an ownership percentage in the La Currita joint venture.

Under the new May 3, 2007 agreement, Raven has performed the following to purchase 25% of the La Currita joint venture as of the date of this filing.

▪

Make a payment of $250,000 upon execution of the Agreement;

▪

Make a payment of $50,000 no later than May 4, 2007;

▪

Make a payment of $205,000 no later than May 20, 2007 to address the final property payment and IVA taxes due;

▪

Make a payment of $100,000 no later than May 31, 2007; and,

▪

Deliver 500,000 Rule 144 common shares of Raven, to Tara, by May 15, 2007.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

To earn 40% of under the new agreement Raven must:

▪

Deliver 500,000 Rule 144 common shares of Raven, to Tara, on or before June 10, 2007;

▪

Spend $1,375,000 on La Currita on or before May 30, 2008;

▪

Provide Tara an audited statement of expenditure of the $1,375,000; and,

▪

Provide Tara 90 days to review the final audit statement of expenditure.

To earn 60% of under the new agreement Raven must:

▪

Deliver 500,000 Rule 144 common shares of Raven, to Tara, at notification to increase its interest to 60%;

▪

Spend an additional $2,875,000 on La Currita on or before November 30, 2009;

▪

Provide Tara an audited statement of expenditure of the $2,875,000; and,

▪

Provide Tara 90 days to review the final audit statement of expenditure.

As of July 24, 2007, Raven has notified the Company of its intent to increase its percentage to 40% and has delivered an additional 500,000 common shares to the Company.

d.

On March 23, 2006, the Company executed a provisional asset mining right purchase agreement with Atotonilco Construcciones, S.A. de C.V. (the “Vendor”) of the rights to 4 concessions, known as the “Lluvia de Oro”.   On January 2, 2007, the agreement was modified to adjust the payment schedule for the properties.  The Company took possession of the property as of March 31, 2006 and as a result of amended agreement has made all necessary payments through the date of this filing in 2007.

The acquisition price of the asset is $4,000,000 plus value-added tax of $600,000 and is payable as follows:

2007	$ 1,850,000
2008	2,150,000

$ 4,000,000

As of March 31, 2006, we have imputed interest of $314,397 remaining on the note, resulting in total asset capitalization and note amount of $3,685,603.

In April 2006, the Company entered an agreement with Columbia Metals Corporation Limited (“Columbia”), for the sale of the Lluvia de Oro Gold property (“Lluvia property”).  The letter agreement includes a right for Columbia to acquire 100 % of the property with a provision for the Company to receive 20% of the net cash flow.  The purchase of the Lluvia property is not completed by Columbia unless all payments are made as out lined in the agreement.  In the event that Columbia does not finalize the agreement with the Company, all payments made and received by the Company are non-refundable and the Company may resell the property to another party.

Columbia made the following payments beginning in quarter two 2006 and is current as of the date of this filing:

▪

Second quarter 2006:  $462,500

▪

Third quarter 2006:  $100,000

▪

Fourth quarter 2006:  $425,000; issuance of 1,000,000 common shares of Columbia

Until Columbia has made all payments in accordance with the agreement and earned their full right to the property or they trigger default in which we can record all funds as Other Income, we will record the funds received as a liability and off-set those funds against the related property in the calculation of the gain or loss on the sale of the mining concession.

e.

On March 27, 2006, the Company executed a mining exploration contract and a purchase and sale contract with limited ownership rights with Isidro Hernández Pompa of the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

The amended acquisition price of the asset is $2,750,000 plus value-added tax of $412,500 and is payable as follows:

2007	$ 250,000
2008	400,000
2009	550,000
2010	800,000
2011	750,000

$ 2,750,000

In addition to the $2,750,000 above, we have capitalized $21,740 in payments made toward the original agreement.  In the new agreement this payment was not applicable to the remaining debt stream.  We have included it with the asset capitalization as part of the effective purchase price of the mining concession.

As of March 31, 2006, we have imputed interest of $398,550 remaining on the note, resulting in total asset capitalization of $2,373,190 and total note amount of $2,351,450.  As of the date of this filing all necessary payments in 2007 have been made.

In May 2006, the Company entered an agreement through our Mexican subsidiary Amermin with Raven Gold Corp. (“Raven”), for the sale of an interest in a joint venture which includes the Las Minitas groupings (“La Minitas joint venture”).  The agreement was ratified in August 2006, amended in March 30, 2007, cancelled on May 3, 2007 and not renewed.

Under the original agreement, Raven was to pay cash and provide their common shares to purchase a 20% interest in the joint venture.  Raven made the following payments beginning in quarter two 2006:

▪

Second quarter 2006:  $250,000 for joint venture interest payment

▪

Third quarter 2006:  $150,000 for joint venture interest payment

▪

Fourth quarter 2006:  $75,000 for joint venture interest payment

No refund from the Company was due to Raven.  As the Company is not in the business of generating income from failed joint ventures, we will recognize the payments under the original Raven agreement as Other Income.  As of December 31, 2006 Raven did not have an ownership percentage in the Las Minitas joint venture.

Note 6.

Deposits

a.

On June 9, 2005, the Company executed a mining right joint venture contract with Minas de Topago, S.A. de C.V. of the rights to 4 concessions, known as “La Millonaria”. As of December 31, 2005, the Company paid $100,000 in order to extract, exploit and commercializes the minerals and obtained the right to receive 60% of the net profits. Of this $100,000, $13,043 relates to value-added tax and $86,957 has been accounted for in Deposits.  As of March 31, 2006, we have $121,131 recorded in Deposits relating to the La Millionaria property.

On October 23, 2006 the Company amended its June 9, 2005 agreement with Minas de Topago, S.A. de C.V. providing for the acquisition of the “La Millionaria” property in consideration for:

•

Spending $2,000,000 on the exploration and development of the property prior to October 23, 2008;

•

Paying Minas de Topago $414,000 in six installments, with the last payment due October 27, 2008; and

•

Paying Minas de Topago 1% of the value of the proven reserves and 0.5% of the value of the probable reserves of gold on the property.

On October 23, 2008 the proven and probable reserves of gold on the property will be calculated.  The proven ounces of gold will be multiplied by 1% the probable ounces of gold will be multiplied by 0.5%.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

The total ounces resulting from this calculation will then be multiplied by the average price of gold in the international market for the past twelve months.  The resulting amount, subject to a limit of $7,000,000 will be payable to Minas de Topago, S.A. de C.V. in accordance with the following schedule.

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

Due to the non-determinant acquisition price of La Millionaria at this time, we are accounting for the mining concession as a Deposit until such time as the acquisition price is fixed.

On October 24, 2006 the Company signed a non-binding letter of intent with Gold and Silver Minerals Corp. (“GSMC”) providing GSMC the option to acquire a 25% interest in the La Millionaria property (“La Millionaria joint venture”).  This agreement was canceled on June 29, 2007 due in part to lack of performance by GSMC.

Under the original agreement, GSMC was to pay cash and provide their common shares to purchase a 25% interest in the joint venture.  GSMC made the following payments beginning in quarter two 2006:

▪

Second quarter 2006:  issuance of 1,000,000 common shares of GSMC for joint venture interest

▪

Third quarter 2006:  $55,000 for joint venture interest payment

▪

First quarter 2007:  $50,000 for joint venture interest payment

No refund from the Company was due to GSMC.  As the Company is not in the business of generating income from failed joint ventures, we will recognize all payments under the GSMC agreement as Other Income in the quarter in which it was received.  As of December 31, 2006 GSMC did not have an ownership percentage in the La Millionaria joint venture.

b.

On January 30, 2006, the Company executed a mining right purchase contract with César Rascón for the rights to one concession, known as “La Estrella”. The sales price of the assets is $400,000 and is payable as follows:

2006	$ 75,000
2007	125,000
2008	200,000

$ 400,000

The Company has paid approximately $24,000 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement and the Company has fully allowed for this amount as of March 31, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

c.

In February 2006, the Company ratified a mining right purchase contract with Maritza Rascon Serrano for the rights to one concession, known as “La Virginia”.  The sales price of the assets is $600,000.

The Company has paid approximately $5,500 toward the purchase price but the seller of the property has not complied with her obligations under the purchase agreement and the Company has fully allowed for this amount as of March 31, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

Note 7.

Balances and transactions with related parties

Balances with related parties are as follows:

	March 31, 2006	December 31, 2005
Due to related parties-
Paramount Gold Mining Corp.	$ 223,543	$ 378,000
Loans from officers	324,500	305,500
Other	64,403	8,286
	612,446	691,786
Less: discount on loans from officers due to beneficial conversion feature of convertible debt	(229,885)	(127,865)
	$ 382,561	$ 563,921

As of March 31, 2006, $222,707 of the Due to Paramount Gold Mining Corp. has been recorded as part of the gain on the sale of joint venture interest.  At December 31, 2005, we had received these funds as payments toward this sale and included in the due to related parties number.  As of March 31, 2006 we increased the Due to Paramount Gold Mining Corp. by $68,250 relating to recoverable value added tax related to the San Miguel property.

As of March 31, 2006, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

New loans of $115,000 were received from officers that are convertible to common stock of the Company, resulting in $115,000 in related debt discount charged to additional paid-in capital.

▪

The conversion feature of an officer loan vested as of January 1, 2006, resulting in $69,500 of debt discount charged to additional paid-in capital.

▪

Approximately $82,500 of debt discount was accreted to interest expense related to loans from officers as of March 31, 2006.

▪

Officer loans totaling $96,000 were converted to common stock as of March 31, 2006.

The change in other due to related parties is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers or changed into a loan at period end.

Note 8.

Subsequent Events

a.

Subsequent to quarter end the  Company authorized issuance of its common stock as follows:

▪

Second quarter 2006: issued 1,300,666 shares for $228,801; 100,000 shares for $24,500 for services; and release of 7,500 of stock subscription receivable

▪

Third quarter 2006: issued 1,000,000 shares for $300,000; 51,250 shares for $18,450 for services

▪

Fourth quarter 2006: issued 2,000,000 shares for $900,000; 50,000 shares for $19,250 for services

▪

First quarter 2007: issued  2,850,000 shares for $1,624,500; 200,000 shares for $226,000 for services; 2,316,667 for loans converted to common stock

▪

Second quarter 2007: issued 593,333 shares for $178,000; 200,000 shares for $212,000 for services

All shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

b.

On May 12, 2006, the Company established Tara Minerals Corp. as a wholly owned subsidiary.

c.

On October 1, 2006 (as amended), the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V. in the amount of $6,500,000. The operating results of Compañía Minera La Escuadra, S.A. de C.V. are reported in the Company’s results of operations beginning with that date.  Compañía Minera La Escuadra, S.A. de C.V. primary operations consist in the exploration and development of resource properties in Mexico.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

The acquisition price of the assets is $6,500,000 plus value-added tax of $985,000 and is payable as follows (as amended) beginning in the third quarter of 2006:

2006	$ 332,298
2007	618,012
2008	1,000,000
2009	1,043,478
2010	1,204,969
2011	2,301,243

$ 6,500,000

In July 2006, the Company entered a Joint Venture option agreement with Lateegra Gold Corp. (“Lateegra”), for the sale of the Picacho Groupings (“Picacho”).

Upon the signing of the agreement, Lateegra agrees to purchase 65% of the Company’s interests in the Picacho by completing the following terms set forth in the agreement, in their entirety. Lateegra will be entitled to receive 65% of the net revenues, after paying their proportional share of expenses related to mining and production, as long as the commitments outlined below.

▪

Make a non-refundable payment of $75,000, coinciding with the signing of the agreement (the payment will be refundable if a satisfactory title search is not secured by Lateegra from the Company by August 16, 2006).

▪

Make a payment of $125,000 by October 16, 2006.

▪

Make a payment of $125,000 by December 16, 2006.

▪

Lateegra must spend 2 million and achieve production levels of 600 tones per day within 18 months, plus spend 1 million within 30 months.

▪

Lateegra must issue to the Company 50,000 common shares per month, for a total of 600,000 shares.

▪

Lateegra has options to increase its interest in the Company’s rights privileges and licenses with respect to Picacho as a part of Joint Venture agreement.

▪

Lateegra agrees to make all property payments as follows:

2006	$ 250,000
2007	950,000
2008	1,000,000
2009	1,400,000
2010	1,600,000
2011	1,800,000

$ 7,000,000

As of July 24, 2007, Lateegra has made all required payments except the anniversary payment of $100,000 which was due July 3, 2007

d.

On October 17, 2006, the Company executed a mining right purchase contract with Miguel Angel

Alarcón Requejo of the rights to 3 concessions, known as “Don Roman”. The sales price of the asset, as amended is $521,739 plus value-added tax of $78,261.  As of January 8, 2007, the Company successfully negotiated early payment of this acquisition at a discount and the Company has made all payments in full, including the value-added tax.  This asset has been assigned to the Company’s wholly-owned subsidiary Tara Minerals Corp.

e.

On October 18, 2006, the Company executed a provisional mining right cession contract with José Francisco Rubio of the rights to 3 concessions, known as “Las Nuvias”. The sales price of the asset, as amended, is $100,000 plus value-added tax of $15,000.  As of January 8, 2007, the Company successfully negotiated early payment of this acquisition at a discount the Company has made all payments in full,

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

(UNADUDITED)

including value-added tax.  This asset has been assigned to the Company’s wholly-owned subsidiary Tara Minerals Corp.

f.

On October 17, 2006, the Company executed a mining right purchase contract with José Francisco Rubio, José Filemon Cervantes Soto and Iram Cervantes Soto of the rights to 13 concessions, known as “Distrito Minero Choix” or “Pilar De Mocoribo”. The sales price of the asset, as amended, is $800,000 plus value-added tax of $120,000 and is payable as follows:

2006	$ 121,739
2007	253,261
2008	425,000

$ 800,000

This asset has been assigned to the Company’s wholly-owned subsidiary Tara Minerals Corp.

g.

On April 4, 2007, the Company executed a provisional mining right purchase agreement with an independent third party for the rights to 5 concessions, known as “Cucurpe”.   We have included this agreement in the exhibits to the document which detail the terms of this asset purchase agreement.

The acquisition price of the asset is $2,000,000 plus value-added tax of $300,000 and is payable as follows:

2007	$ 550,000
2008	450,000
2009	600,000
2010	400,000

$ 2,000,000

As of the date of this filing, all required 2007 payments have been made.

h.

On May 10, 2007 (as amended August 2, 2007), the Company entered an agreement with Pershimco Resources Ltd. (“Pershimco”)  for the sale of an interest in a joint venture which includes the Las Minitas groupings (“Las Minitas joint venture amended”).

Under the agreement, Pershimco must perform the following to purchase 75% of the Las Minitas joint venture.

▪

Make a payment of $180,000 upon execution of the Agreement;

▪

Make a payment of $200,000 by September 7, 2007;

▪

Make a payment of $250,000 by December 7, 2007;

▪

Make a payment of $400,000 by June 9, 2008; and,

▪

Make a payment of $400,000 by December 9, 2008.

▪

Half of the payments above can be made in shares at a 20% discount to market.

▪

Make the remaining property payments.

▪

Expend certain monies on the development of the property through June 2011.

▪

Issue to Tara Gold 750,000 shares of capital stock, 500,000 of which is due upon execution of the Agreement, 250,000 is due by June 9, 2008.

As of August 3, 2007 we have received the $180,000 and $190,000 toward the property payments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In March 2002 Tara Gold’s discontinued its software development business and was inactive until early 2004 when it began acquiring and developing oil and gas properties.  In 2005 Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In May 2005 Tara Gold began acquiring mining properties.  As of June 30, 2007 Tara Gold had an interest in eleven mining properties in Mexico, including three properties owned by Tara Minerals, a subsidiary of Tara Gold.

During the three months ended March 31, 2006 and 2005 Tara Gold did not have any revenues.

During the three months ended March 31, 2005 Tara Gold was relatively inactive, having discontinued its oil and gas operations in early 2005.  Consequently, general and administrative expenses for this period were minimal.

During the three months ended March 31, 2006 Tara Gold was actively involved in investigating the feasibility of various mining properties, negotiating the terms for acquiring properties, and completing the acquisition of properties.  As a result, general and administrative expenses during the three months ended March 31, 2006 were significantly higher than those during the three months ended March 31, 2005.

During the three months ended March 31, 2006 Tara Gold’s operations used $(492,943) in cash.  During this same period Tara Gold invested $58,583 in mining properties, made loan repayments of $62,500, and made a deposit of $40,096 toward the payment of a mining property.  Tara Gold satisfied its cash requirements for the period primarily through:

•

loans from related parties

•

sale of its common stock, and

•

cash on hand at January 1, 2006

In May 2005 Tara Gold acquired one of its mining properties, the San Miguel prospect, from Minerva Navajoa, S.A.  This prospect was purchased for $700,000, which amount had been paid as of June 30, 2006.

In August 2005 Tara Gold signed an agreement with Paramount Gold Mining Corp. providing Paramount the option to acquire a 35% interest in the San Miguel prospect by:

•

paying $400,000 to Tara Gold;

•

paying its proportionate share of all remaining payments to Minera Navojoa, S.A.;

•

issuing 300,000 shares of its common stock to Tara Gold;

As of March 31, 2006 Paramount had made all required payments, in cash or stock, to earn its 35% interest in the San Miguel prospect and Tara Gold recorded a gain of $1,065,000 on the sale of this interest.

As of March 31, 2006 or 2007 Tara Gold did not have any off balance sheet arrangements.

Tara Gold anticipates that its capital requirements for the twelve months ending June 30, 2008 will be:

Payments for mining properties

$   300,000

Mining exploration and development

 $1,000,000

General and administrative expenses

$   700,000

Total

$2,000,000

The capital requirements shown above do not include any capital required by Tara Minerals, Tara Gold’s subsidiary.

Tara Gold does not anticipate that it will need to hire any additional employees prior to December 31, 2007.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or it may need to cease operations.

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of MR. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 2 to the financial statements included as part of this report lists the shares of the Company’s common stock which were issued during the three-months ended March 31, 2006.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 2.

ITEM 6.  EXHIBITS

Number

Title

31

Rule 13a-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: August 15, 2007

By: /S/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: August 15, 2007

By:  /s/ Clifford A. Brown

Clifford A. Brown

Principal Financial and Accounting Officer