Form 10QSB
period 2006-06-30
TARA GOLD RESOURCES CORP.
filed 2007-10-18
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006.

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

Yes /  /     No  /X/

At October 10, 2007, there were 83,925,953 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:    Yes  /  /     No   /X/

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2006

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December, 31
Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 31,053	$ 81,923
Other receivables, net	1,296,677	237,893
Marketable securities	822,000	-
Note receivable	382,000	-
Deferred tax asset, short-term	600,000	-
Other current assets	14,238	-
Total current assets	3,145,968	319,816
Property, equipment, and mine development, net of accumulated depreciation of $4,598 and $70 at June 30, 2006 and December 31, 2005, respectively	8,308,353	1,262,819
Deposits	117,561	238,368
Total	$ 11,571,882	$ 1,821,003

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accrued liabilities	$ 239,409	$ 260,749
Short-term convertible debt, net	24,868	35,717
Note payable, current	631,052	575,419
Payments received from joint venture partners for options to purchase interests in mining properties	375,000	-
Due to related parties, net	324,273	563,921
Total current liabilities	1,594,602	1,435,806

Long-term accrued liabilities	1,192,500	180,000
Payments received from joint venture partners for options to purchase interests in mining properties.	469,865	-
Long-term note payable	6,123,167	221,648
Total liabilities	9,380,134	1,837,454
Minority Interest	310,860	-
Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Common voting stock: 100,000,000 shares authorized of $0.001 par value 80,837,202 (2005 – 69,912,154) shares issued and outstanding	80,837	69,912
Share subscription received	5,000	34,500
Additional paid-in capital	3,612,591	2,452,904
Deficit accumulated during exploration stage	(1,429,362)	(2,567,899)
Other comprehensive (loss)	(388,178)	(5,868)
Total stockholders’ equity (deficit)	1,880,888	(16,451)
Total	$ 11,571,882	$ 1,821,003

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		From inception December 5, 2000 to June 30, 2006
	June 30,		June 30,
	2006	2005	2006	2005

Revenue:
Revenue from website development software	$ -	$ -	$ -	$ -	$ 168,209
Oil net sales	-	8,809	-	8,809	-
Mining revenues	-	-	-	-	-
	-	8,809	-	8,809	168,209

Cost of Revenue:
Oil production expenses	-	1,095	-	1,095	-
	-	1,095	-	1,095	-

Gross Profit	-	7,714	-	7,714	168,209

Costs and expenses:
Operating, general, and administrative expenses	162,681	123,413	319,734	222,170	2,356,996
Depreciation	2,226	1,560	4,460	1,560	207,938
Compensation	94,893	-	196,626	-	196,626
Professional fees	172,882	-	358,786	-	358,786
Total operating, general, and administrative expenses	432,682	124,973	879,606	223,730	3,120,346

Operating loss	(432,682)	(117,259)	(879,606)	(216,016)	(2,952,137)

Other (income) expense:
Interest expense	45,912	11,705	217,975	19,920	303,295
Interest income	(9,223)	(81)	(49,243)	(129)	(49,972)
Gain on sale of joint venture interest	-	-	(1,065,500)	-	(1,065,500)
Loss on disposal of assets	-	-	-	-	218,836
Gain on extinguishment of debt	(521,375)	-	(521,375)	-	(311,950)
	(484,686)	11,624	(1,418,143)	19,791	(905,291)

Income (loss) before income taxes	52,004	(128,883)	538,537	(235,807)	(2,046,846)

Income tax provision (benefit)	(111,000)	-	(600,000)	-	(600,000)

Income (loss) from continuing operations	163,004	(128,883)	1,138,537	(235,807)	(1,446,846)

Discontinued operations:
Income from operations of discontinued oil
properties (including a loss on disposal of $7,679)	-	-	-	-	17,484

Net income (loss)	163,004	(128,883)	1,138,537	(235,807)	(1,429,362)

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(CONTINUED)

	For the Three Months Ended		For the Six Months Ended		From inception December 5, 2000 to
	June 30,		June 30,
	2006	2005	2006	2005	June 30, 2006

Other comprehensive income:
Foreign currency translation	(75,532)	(1,281)	(100,310)	(1,281)	(106,178)
Unrealized (loss), net on marketable securities	(177,000)	-	(282,000)	-	(282,000)

Comprehensive income (loss)	$ (89,528)	$(130,164)	$ 756,227	$ (237,088)	$ (1,817,540)

Net income (loss) per share – basic	$ 0.00	$ (0.00)	$ 0.01	$ (0.00)

Weighted Average Number of Common Shares Outstanding – basic	80,641,754	56,416,622	78,820,935	54,824,203

Net income (loss) per share – dilutive	$ 0.00	$ (0.00)	$ 0.01	$ (0.00)

Weighted Average Number of Common Shares Outstanding - dilutive	87,211,589	56,416,622	80,091,301	54,824,203

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From inception
	For the Six Months Ended June 30,		December 5, 2000 to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$ 1,138,537	$ (235,807)	$ (1,429,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	4,460	1,560	207,938
Allowance for mining deposits deemed uncollectible	28,770	-	28,770
Allowance for doubtful accounts	(27,579)	-	3,558
Common stock issued for services and other expenses	268,001	55,300	845,939
Gain on sale of joint venture interest (noncash portion)	(1,259,293)	-	(815,500)
Loss on the sale of oil and gas properties and equipment	-	-	218,836
Gain on extinguishment of debt, net	(467,188)	-	(319,788)
Loss on disposal of oil & gas properties	-	-	7,679
Income tax benefit	(600,000)	-	(600,000)
Amortization of beneficial conversion	101,182	17,446	160,937
Changes in operating assets and liabilities:
Other receivable IVAT	(31,642)	-	181
Other receivable	3,152	7,984	(36,106)
Other current assets	(3,560)	(623)	(3,560)
Other assets	33,240	-	(14,237)
Accrued expenses	(21,342)	97,073	239,409
Net cash used in operating activities	(833,262)	(57,067)	(1,505,306)

Cash flows from investing activities:
Purchase of mining equipment	(1,944)	-	(79,769)
Purchase of mining concessions	(217,739)	(12,920)	(377,135)
Payments toward note receivable	(382,000)	-	(382,000)
Deposits	(36,526)	-	(146,331)
Proceeds from discontinued operations	-	-	202,000
Purchase of oil and gas properties	-	(31,700)	(195,790)
Net cash used in investing activities	(638,209)	(44,620)	(979,025)

Cash flows from financing activities:
Payment toward short term convertible debt	(5,000)	-	(22,000)
Proceeds from short term convertible debt	-	-	71,596
Payments received from joint venture partners for options to purchase interests in mining properties	844,865	-	844,865
Payment toward notes payable	(345,657)	(113,080)	(690,825)
Payments to / proceeds from loans from related parties, net	143,232	780	698,071
Minority interest in net assets of consolidated subsidiaries	310,860	-	310,860
Common stock issued for cash	560,111	157,711	1,412,878
Stock offering cost	-	-	(12,600)
Share subscriptions received	12,500	59,500	5,000
Cash acquired in reverse acquisition	-	-	3,717
Net cash provided by financing activities	1,520,911	104,911	2,621,562

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

From inception
	For the Six Months Ended June 30,		December 5, 2000 to

	2006	2005	June 30, 2006

Effect of exchange rate changes on cash	(100,310)	(1,281)	(106,178)

Cash and cash equivalents:
Net increase for the year	(50,870)	1,943	31,053
Beginning of year	81,923	13,459	-

End of year	$ 31,053	$ 15,402	$ 31,053

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ -	$ 12,919	$ 12,919
Income taxes paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Conversion of debt to common stock	$ 116,000	$ -	$ 712,813
Issuance of common stock for assets	$ -	$ -	$ 304,000
Issuance of common stock under share receivable for services, from prior period	$ 42,000	$ 176,000	$ 42,000
Purchase of mining concession paid by debt and issuance of stock and warrants	$ 7,008,115	$ 1,245,537	$ 8,033,713
Beneficial conversion feature, convertible debt	$ -	$ 22,166	$ 31,833
Beneficial conversion feature, convertible Related party debt	$ 184,500	$ 81,333	$ 359,167
Recoverable value-added taxes	$ 1,080,750	$ -	$ 1,260,750

See accompanying notes to these condensed consolidated financial statements

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2006 and December 31, 2005, the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

The Company is engaged in the acquisition, exploration and development of resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of common stock of Corporacion Amermin, S.A. de C.V., which operates in México.  In May 2006, the Company established Tara Minerals Corp, which it owns 99.9%.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources Corp. and, unless the context indicates otherwise its consolidated subsidiaries.  The Company’s subsidiaries include Corporacion Amermin, S.A. de C.V., which operates in México (“Amermin”), the San Miguel joint venture (Note 5a), and Tara Minerals Corp.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Presentation and Organization and Significant Accounting Policies cont’d)

Functional Currency

The subsidiary’s functional currency is the U.S. dollar. As a result, the financial statements of the subsidiary have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. The resulting remeasurement loss is recorded in other comprehensive (loss) income.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the six months ended June 30, 2006 (denoted in Mexican pesos per one U.S. dollar):

2006

Current exchange rate at June 30,

Ps.

11.4009

Weighted average exchange rate for the six months ended June 30,

Ps.

10.8784

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.  Specifically, we have reclassified approximately $13,000 out of Deposits and into Other Receivables, net, relating to the Mexican value-added tax paid on the La Millionaria project.

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2006 or December 31, 2005.

All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $822,000 and $0 in marketable securities at June 30, 2006 and December 31, 2005, respectively.  These marketable securities had a cost basis of $1,104,000.  In accordance with Statement of Financial Accounting Standard No. 130 – Reporting Comprehensive, we have accounted for unrealized gain (loss) as a component of other comprehensive income.  An unrealized

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Presentation and Organization and Significant Accounting Policies (cont’d)

Cash Equivalents and Marketable Securities (cont’d)

loss of $177,000 and $282,000 was recorded in other comprehensive income for the three and six month period ended June 30, 2006.

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

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares:

	For the Three Months Ended June 30, 2006
	Income	Shares	Per- Share
	(Numerator)	(Denominator)	Amount
Net income
Basic EPS:	$ 163,004
Income available to common stockholders	163,004	80,641,754	$ 0.00

Warrants	-	769,835	-
Convertible Debt	-	5,800,000	-

Diluted EPS
Income available to common stockholders
plus assumed conversions	$ 163,004	87,211,589	$ 0.00

:

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Presentation and Organization and Significant Accounting Policies (cont’d)

	For the Six Months Ended June 30, 2006
	Income	Shares	Per- Share
	(Numerator)	(Denominator)	Amount
Net income
Basic EPS:	$ 1,138,537
Income available to common stockholders	1,138,537	78,820,935	$ 0.01

Warrants	-	67,051	-
Convertible Debt	-	1,203,315	-

Diluted EPS
Income available to common stockholders
plus assumed conversions	$ 1,138,537	80,091,301	$ 0.01

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not adopted this pronouncement nor has it determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

▪

Shares issued for services:  2,050,000 shares for $168,500, an average price of $0.08 per share

▪

Conversion of loans to stock:  3,400,000 shares for $116,000 (which included $96,000 of officer loans), plus 300,000 shares for $75,000 worth of interest expense, an average price of $$0.05 per share

▪

Issuance of share subscription receivable:  584,615 shares for $34,500, an average price of $0.06 per share for services.

During the first quarter, our Stock Subscription Receivable increased by $7,500 for the quarter executive employment contracts.

In the second quarter of 2006, the Company issued 1,450,666 shares of common stock. These shares were issued for the following reasons:

▪

Cash sales:  1,300,666 shares for $228,800, an average price of $0.176 per share.

▪

Shares issued for services:  100,000 shares for $24,500, an average price of $0.245 per share

▪

Issuance of share subscription receivable:  50,000 shares for $7,500, an average price of $0.15 per share for services.

During the second quarter, our Stock Subscription Receivable increased by $5,000 for the current quarter executive employment contracts.

Note 3.      Notes receivable

As of June 30, 2006, the Company extended a short term note receivable for $382,000 for no interest.  The total amount of this note receivable at December 31, 2006 was $382,000, and was repaid to the Company in January 2007.

Note 4.     Income Taxes

The income tax benefit components are as follows.  This amount differs from the amount of income tax determined by the applying the U.S. federal tax rates of 35% to pretax income from continuing operations for the period ended June 30, 2006 due to the following:

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.

Income Taxes (cont’d)

	U.S.	Mexican
	Companies	Companies	Total
Cumulative Net Loss, December 31, 2005
(inclusive of gain on discontinued	$(2,053,400)	$(514,500)	$(2,567,900)
operations)
June 30, 2006 net income, net of
unrealized gain on marketable securities	357,000	-	357,000
June 30, 2006 net loss	-	(100,000)	(100,000)
Total taxable net operating loss carry
forward	$(1,696,400)	$(614,500)	$(2,310,900)

The components of the Company’s deferred tax asset as of June 30, 2006 are as follows:

	U.S.	Mexican
	Companies	Companies	Total
Total taxable net operating loss carry
forward	$(1,696,400)	$(614,500)	$(2,310,900)
June 30, 2006 – US rate 35%	600,000	-	600,000
June 30, 2006 – MX rate 29%		179,000	179,000
Valuation allowance	-	(179,000)	(179,000)

Net deferred tax asset	$600,000	$-	$600,000

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  As disclosed above, the Company generated NOLs in Mexico of approximately $614,500 with an estimated tax benefit of $179,000.  Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at June 30, 2006.

As of December 31, 2005 we had a cumulative net operating loss of approximately $2,053,400 for which we have fully allowed.  As of June 30, 2006 we have generated net income before taxes from our US operations of approximately $357,000 (net of unrealized gains on marketable securities), and we believe that we will have ample net income throughout 2006 to utilize most of our historical NOLs.  As such, we have recorded the full deferred tax benefit of $600,000 relating to our US operations.

Note 5.

Mining Concessions

a.

On May 12, 2005, the Company executed a provisional mining right purchase agreement for the rights to 12 concessions, known as “San Miguel”.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.

Mining Concessions (cont’d)

The acquisition price of the assets was $700,000.  We also capitalized an extension payment and an option to purchase payment, totaling $22,000, making the effective price of the property grouping $722,000.

At December 31, 2005, the final agreement for the San Miguel properties had not been finalized and we recorded the amount paid for the property of $116,805 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.

In August 2005, the Company entered an agreement through our Mexican subsidiary Amermin with Paramount Gold Mining Corp. (“Paramount”) for the sale of an interest in a joint venture which includes the San Miguel mining concessions (“San Miguel joint venture”).  As of June 30, 2006, Paramount had made all payments in cash or stock as the agreement indicated to purchase their 35% interest in the San Miguel joint venture, resulting in a gain on the sale of joint venture interest of $1,065,500 to Tara Gold Resources Corp.  The Company received total compensation of $1,104,000 in common stock and $400,000 cash (of which $150,000 was refunded in the second quarter of 2006) as of June 30, 2006.

In May 2006, Paramount paid the note holder of the San Miguel concessions the remaining amount of the note due, resulting in the note holder becoming Paramount in the second quarter of 2006.  Paramount also paid the value-add tax for the property at this time.  When the property was paid in full, the Company contributed the asset to the San Miguel Joint Venture.  As a result of Paramount paying the debt, the Company recorded a gain on extinguishment of debt of $521,375 as of June 30, 2006.

As of June 30, 2006, due to the change in note holder status, the amount payable by the Company for the related debt for the San Miguel mining concession was $128,218, including $6,782 of imputed interest due Paramount (which is included in Notes payable).  As of December 31, 2006, the Company and Paramount agreed in principle that Paramount had earned a 55% interest in the joint venture.  On March 16, 2007, Paramount formally notified the Company that it had expended the required $2.5 million of exploration development expenses to earn their 70% interest in the joint venture.  These expenses have been fully reviewed by Company management and agreed to.  As of March 31, 2007 the San Miguel joint venture ownership is 70% Paramount, 30% Tara Gold Resources Corp.

Both Paramount and Tara Gold Resources Corp. have joint control over the joint venture, with each partner one vote each as long as their original participation is maintained.  At June 30, 2006 we have recorded minority interest of $310,860 relating to Paramount and other minority interests in the mining concession.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.

Mining Concessions (cont’d)

b.

On December 7, 2005 the Company executed a provisional mining right purchase agreement for the right to one concession, known as “Santa Cruz”. The acquisition price of the asset is $50,000 and is payable in 2006 and 2007.

At December 31, 2005, the final agreement for the Santa Cruz property had not been finalized and we recorded the amount paid for the property of $11,758 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.  As of June 30, 2006, $41,847 has been paid toward this property. The remaining payments against the note were paid in September 2007.

Included within the Paramount agreement noted above is an Area of Mutual Interest agreement.  As the Santa Cruz property is in the same area of the San Miguel properties, Paramount exercised its right to include the Santa Cruz property in the San Miguel joint venture.  The Santa Cruz property ownership percentage in the San Miguel joint venture is 70% Paramount, 30% Tara Gold Resources Corp. as of June 30, 2006 and the date of this filing.

c.

On May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. for the rights to 4 concessions, known as “La Currita”.

The acquisition price of the asset is $1,200,000 plus value-added tax of $180,000 and is payable as follows:

2006

300,000

2007

   224,000

$  524,000

As of December 31, 2005, we also included finder’s fees of $11,927 in the effective purchase price of the asset.  As of June 30, 2006, we have imputed interest of $18,326 remaining on the note, resulting in total asset capitalization of $1,193,601 and total note amount of $655,675.  As of May 2007, the note and the related value added tax have been paid in full.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.

Mining Concessions (cont’d)

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

▪

Third quarter 2006:  $50,000 for joint venture interest payment

▪

Fourth quarter 2006:  $425,000 for joint venture interest payment; $500,000 for start up loan

Under the new May 3, 2007 agreement the payments received under the initial agreement and the loan for start up costs were forfeited or forgiven.  No refund from the Company was due to Raven.  As the Company is not in the business of generating income from failed joint ventures, the Company will recognize the payments under the original Raven agreement as Other Income and recognize a gain on extinguishment of debt in the period when management determined that Raven was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned its ownership percentage, the Company has deferred income/gain recognizition and accounted for these payments as part of “Payments received from joint venture partners for options to purchase interests in mining properties” on the June 30, 2006 balance sheet.  As of June 30, 2006 Raven did not have an ownership percentage in the La Currita joint venture.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.

Mining Concessions (cont’d)

To earn 60% of under the new agreement Raven must:

▪

Deliver 500,000 Rule 144 common shares of Raven, to Tara, at notification to increase its interest to 60%;

▪

Spend an additional $2,875,000 on La Currita on or before November 30, 2009;

▪

Provide Tara an audited statement of expenditure of the $2,875,000; and,

▪

Provide Tara 90 days to review the final audit statement of expenditure.

As of October 3, 2007, Raven has notified the Company of its intent to increase its percentage to 40% and has delivered an additional 500,000 common shares to the Company.

d.         On March 23, 2006, the Company executed a provisional asset mining right purchase agreement for the rights to 4 concessions, known as the “Lluvia de Oro”.   On January 2, 2007, the agreement was modified to adjust the payment schedule for the properties.  The Company took possession of the property as of June 30, 2006 and as a result of the amended agreement has made all necessary payments through the date of this filing in 2007.

The acquisition price of the asset is $4,000,000 plus value-added tax of $600,000 and is payable as follows:

2007

$  1,850,000

2008

    2,150,000

$  4,000,000

As of June 30, 2006, we have imputed interest of $265,801 remaining on the note, resulting in total asset capitalization and note amount of $3,734,199.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.

Mining Concessions (cont’d)

Columbia made the following payments beginning in quarter two 2006 and is current as of the date of this filing:

▪

Second quarter 2006:  $462,500

▪

Third quarter 2006:  $100,000

▪

Fourth quarter 2006:  $425,000; issuance of 1,000,000 common shares of Columbia

Until Columbia has made all payments in accordance with the agreement and earned their full right to the property or they trigger default in which we can record all funds as Other Income, we will record the funds received as part of the Mining Concession Sale Option Liability on our balance sheet.  Upon successfully completing the term of the agreement we will then recognize a gain or loss on the sale of the mining concession.

e.

On March 27, 2006, the Company executed a mining exploration contract and a purchase and sale contract with limited ownership rights for the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments.

The amended acquisition price of the asset is $2,750,000 plus value-added tax of $412,500 and is payable as follows:

2007

$  250,000

2008

400,000

2009

550,000

2010

800,000

2011

    750,000

$ 2,750,000

In addition to the $2,750,000 above, we have capitalized $173,913 in payments made toward the original agreement.  In the new agreement this payment was not applicable to the remaining debt stream.  We have included it with the asset capitalization as part of the effective purchase price of the mining concession.

As of June 30, 2006, we have imputed interest of $371,279 remaining on the note, resulting in total asset capitalization of $2,400,190 and total note amount of $2,324,450. As of the date of this filing, all necessary payments in 2007 have been made.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.

Mining Concessions (cont’d)

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

▪

Third quarter 2006:  $150,000 for joint venture interest payment

▪

Fourth quarter 2006:  $75,000 for joint venture interest payment

No refund from the Company was due Raven.  As the Company is not in the business of generating income from failed joint ventures, the Company will recognize the payments under the original Raven agreement as Other Income in the period when management determined that Raven was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned its ownership percentage, the Company has deferred income/gain recognizition and accounted for these payments as part of the “Payments received from join venture partners for options to purchase interests in mining properties” on the June 30, 2006 balance sheet.  As of June 30, 2006 Raven did not have an ownership percentage in the Las Minitas joint venture.

Note 6.     Deposits

a.

On June 9, 2005, the Company executed a mining right joint venture contract for the rights to 4 concessions, known as “La Millionaria”. As of December 31, 2005, the Company paid $100,000 in order to extract, exploit and commercializes the minerals and obtained the right to receive 60% of the net profits. Of this $100,000, $13,043 relates to value-added tax and $86,957 has been accounted for in Deposits.  As of June 30, 2006, we have $121,131 recorded in Deposits relating to the La Millionaria property.

On October 23, 2006 the Company amended its June 9, 2005 agreement with Minas de Topago, S.A. de C.V. providing for the acquisition of the “La Millionaria” property in consideration for:

▪

Spending $2,000,000 on the exploration and development of the property prior to October 23, 2008;

▪

Paying Minas de Topago $414,000 in six installments, with the last payment due October 27, 2008; and

▪

Paying Minas de Topago 1% of the value of the proven reserves and 0.5% of the value of the probable reserves of gold on the property

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6.

Deposits (cont’d)

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

Under the original agreement, GSMC was to pay cash and provide their common shares to purchase a 25% interest in the joint venture.  GSMC made the following payments beginning in quarter two 2006:

▪

Second quarter 2006:  issuance of 1,000,000 common shares of GSMC for joint venture interest which was received by the Company in October 2006

▪

Third quarter 2006:  $55,000 for joint venture interest payment

▪

First quarter 2007:  $50,000 for joint venture interest payment

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6.

Deposits (cont’d)

No refund from the Company was due to GSMC.  As the Company is not in the business of generating income from failed joint ventures, we will recognize all payments under the GSMC agreement as Other Income in the period where management assessed that Raven was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned their ownership percentage we will defer income/gain recognizition and account for these payments as part of the Mining Concession Sale Option Liability on our balance sheet.  As of December 31, 2006 GSMC did not have an ownership percentage in the La Millionaria joint venture.

b.

On January 30, 2006, the Company executed a mining right purchase contract for the rights to one concession, known as “La Estrella”. The sales price of the assets is $400,000 and is payable as follows:

2006

$     75,000

2007

125,000

2008

     200,000

$   400,000

The Company has paid approximately $24,000 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement and the Company has fully allowed for this amount as of June 30, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

c.

In February 2006, the Company ratified a mining right purchase contract for the rights to one concession, known as “La Virginia”.  The sales price of the assets is $600,000.

The Company has paid approximately $5,500 toward the purchase price but the seller of the property has not complied with her obligations under the purchase agreement and the Company has fully allowed for this amount as of June 30, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

Note 7.     Balances and transactions with related parties

Balances with related parties are as follows

	June 30,	December 31,
	2006	2005

Due to related parties	$ 324,500	$ 305,500
Due to Paramount	-	378,000
Loan to officers	195,024	8,286
Other	519,524	691,786

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.

      Balances and transactions with related parties (cont’d):

Less: discount on loans from officers due to
beneficial conversion feature of convertible debt	(195,251)	(127,865)

	$ 324,273	$ 563,921

As of June 30, 2006 the Due to Paramount Gold Mining Corp. has been recorded as part of the gain on the sale of joint venture interest.  At December 31, 2005, we had received these funds as payments toward this.

As of June 30, 2006, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

New loans of $115,000 were received from officers that are convertible to common stock of the Company, resulting in $115,000 in related debt discount charged to additional paid-in capital.

▪

The conversion feature of an officer loan vested as of January 1, 2006, resulting in $69,500 of debt discount charged to additional paid-in capital.

▪

Approximately $121,000 of debt discount was accreted to interest expense related to loans from officers as of June 30, 2006.

▪

Officer loans totaling $96,000 were converted to common stock as of June 30, 2006.

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

▪

Third quarter 2006: issued 1,000,000 shares for $300,000; 51,250 shares for $18,450 for services

▪

Fourth quarter 2006: issued 2,000,000 shares for $900,000; 50,000 shares for $19,250 for services

▪

First quarter 2007: issued 2,850,000 shares for $1,624,500; 200,000 shares for $226,000 for services; and 2,316,667 for loans converted to common stock

▪

Second quarter 2007: issued 593,333 shares for $178,000; 200,000 shares for $212,000 for services

All shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.

Subsequent Events (cont’d)

b.

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

Upon the signing of the agreement, Lateegra agreed to purchase 65% of the Company’s interests in the Picacho by completing the following terms set forth in the agreement, in their entirety. Lateegra will be entitled to receive 65% of the net revenues, after paying their proportional share of expenses related to mining and production, as long as the commitments outlined below.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.

Subsequent Events (cont’d)

▪

Lateegra agrees to make all property payments as follows:

2006

$     250,000

2007

950,000

2008

1,000,000

2009

1,400,000

2010

1,600,000

2011

    1,800,000

$  7,000,000

Lateegra made all required payments due under the option agreement until it failed to make the anniversary payment of $100,000 which was due July 3, 2007.  It subsequently failed to make additional payments due under the option agreement.

Lateegra is currently in default of its obligations under the option agreement. Lateegra has been delivered a notice of default and Tara Gold subsequently filed a lawsuit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that Lateegra defaulted on its obligations pursuant to the option agreement and consequently the option agreement is terminated.

c.

On October 17, 2006, the Company executed a mining right purchase contract for the rights to 3 concessions, known as “Don Roman”. The sales price of the asset, as amended is $521,739 plus value-added tax of $78,261.  As of January 8, 2007, the Company successfully negotiated early payment of this acquisition at a discount and the Company has made all payments in full, including the value-added tax.  This asset has been assigned to the Company’s subsidiary Tara Minerals Corp.

d.

On October 18, 2006, the Company executed a provisional mining right cession contract for the rights to 3 concessions, known as “Las Nuvias”.  The sales price of the asset, as amended, is $100,000 plus value-added tax of $15,000.  As of January 8, 2007, the Company successfully negotiated early payment of this acquisition at a discount the Company has made all payments in full, including value-added tax.  This asset has been assigned to the Company’s subsidiary Tara Minerals Corp.

e.

On October 17, 2006, the Company executed a mining right purchase contract for the rights to 13 concessions, known as “Distrito Minero Choix” or “Pilar De Mocoribo”. The sales price of the asset, as amended, is $800,000 plus value-added tax of $120,000 and is payable as follows:

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.

Subsequent Events (cont’d)

2006

$   121,739

2007

253,261

2008

     425,000

$   800,000

This asset has been assigned to the Company’s subsidiary Tara Minerals Corp.

f.

On April 4, 2007, the Company executed a provisional mining right purchase agreement with an independent third party for the rights to 5 concessions, known as “Cucurpe”. We have included this agreement in the exhibits to our 10-QSB for the quarter ended March 31, 2007 and filed on August 16, 2007, which details the terms of this asset purchase agreement.

The acquisition price of the asset is $2,000,000 plus value-added tax of $300,000 and is payable as follows:

2007

$   550,000

2008

450,000

2009

600,000

2010

     400,000

$ 2,000,000

As of the date of this filing, all required 2007 payments have been made.

g.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.

Subsequent Events (cont’d)

As of October 3, 2007 we have received the $180,000 and $190,000 toward the property payments and all payments due to Tara as scheduled. Stock issuance is awaiting Canadian Securities approval.

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

During the six months ended June 30, 2006 and 2005 Tara Gold did not have any revenues.

During the six months ended June 30, 2005 Tara Gold was relatively inactive, having discontinued its oil and gas operations in early 2005.  Consequently, general and administrative expenses for this period were minimal.

During the six months ended June 30, 2006 Tara Gold was actively involved in investigating the feasibility of various mining properties, negotiating the terms for acquiring properties, and completing the acquisition of properties.  As a result, general and administrative expenses during the six months ended June 30, 2006 were significantly higher than those during the six months ended June 30, 2005.

During the six months ended June 30, 2006 Tara Gold recorded a gain of $521,375 due to the extinguishments of debt.

During the six months ended June 30, 2006 Tara Gold’s operations used $(833,262) in cash.  During this same period Tara Gold invested $219,683 in mining properties and equipment; made loan repayments of $732,657, and made a deposit of $36,526 toward the payment of a mining property.  Tara Gold satisfied its cash requirements for the period primarily through:

•

loans from related parties

•

sale of its common stock

•

payments from joint venture partners, and

•

cash on hand at January 1, 2006

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

As of June 30, 2006 Paramount had made all required payments, in cash or stock, to earn its 35% interest in the San Miguel prospect and Tara Gold recorded a gain of $1,065,000 on the sale of this interest.

As of June 30, 2006 or 2007 Tara Gold did not have any off balance sheet arrangements.

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

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 2 to the financial statements included as part of this report lists the shares of the Company’s common stock which were issued during the six months ended June 30, 2006.

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

TARA GOLD RESOURCES CORP.

Dated: October 17, 2007

By: /s/ Francis R. Biscan Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: October 17, 2007

By: /s/ Clifford A. Brown

Clifford A. Brown

Principal Financial and Accounting Officer