Form 10QSB
period 2006-09-30
TARA GOLD RESOURCES CORP.
filed 2007-11-01
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006.

OR

/  /

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ______ TO ______

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

At October 25, 2007, there were 83,925,953 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:    Yes  /  /     No  /X/

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2006

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December, 31
Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 84,790	$ 81,923
Other receivables, net	1,488,371	237,893
Marketable securities	1,160,000	-
Note receivable	382,000	-
Deferred tax asset, short-term	650,700	-
Other current assets	401,840	-
Total current assets	4,167,701	319,816

Property, equipment, and mine development, net of accumulated depreciation of $7,131 and $70 at September 30, 2006 and December 31, 2005, respectively	9,158,396	1,262,819
Deposits	120,150	238,368

Total	$ 13,446,247	$ 1,821,003

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accrued liabilities	$ 258,497	$ 260,749
Short-term convertible debt	25,000	35,717
Note payable, current	2,124,403	575,419
Payments from joint venture partner for options to purchase interests in mining properties	1,517,000	-
Deferred joint venture fee income	41,667	-
Due to related parties, net	351,000	563,921
Total current liabilities	4,317,567	1,435,806

Long-term accrued liabilities	1,132,500	180,000
Payments from joint venture partner for options to purchase interests in mining properties	569,865	-
Long-term note payable	5,426,428	221,648
Total liabilities	11,446,360	1,837,454

Minority Interest	310,860	-

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Common voting stock: 100,000,000 shares authorized of $0.001 par value 81,888,452 (2005 – 69,912,154) shares issued and outstanding	81,888	69,912
Share subscription receivable	5,000	34,500
Additional paid-in capital	3,929,990	2,452,904
Deficit accumulated during exploration stage	(1,864,041)	(2,567,899)
Other comprehensive (loss)	(463,810)	(5,868)
Total stockholders’ equity (deficit)	1,689,027	(16,451)

Total	$ 13,446,247	$ 1,821,003

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		From inception December 5, 2000 to September 30, 2006
	September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Revenue from website development software	$ -	$ -	$ -	$ -	$ 168,209
Oil net sales	-	-	-	-	-
Mining revenues	-	-	-	-	-
	-	-	-	-	-

Cost of Revenue:
Oil production expenses	-	-	-	-	-
	-	-	-	-	-

Gross Profit	-	-	-	-	168,209

Costs and expenses:
Operating, general, and administrative expenses	270,684	254,686	590,418	477,636	2,627,678
Depreciation	2,601	-	7,061	-	210,539
Compensation	92,588	-	289,214	-	289,214
Professional fees	93,986	-	452,772	-	452,772
	459,859	254,686	1,339,465	477,636	3,580,205

Operating loss	(459,859)	(254,686)	(1,339,465)	(477,636)	(3,411,996)

Other (income) expense:
Interest expense	41,830	23,870	259,805	43,790	345,125
Interest income	(7,976)	(15)	(57,219)	(144)	(57,948)
Gain on sale of joint venture interest	-	-	(1,065,500)	-	(1,065,500)
Loss on disposal of assets	-	-	-	-	218,836
Gain on extinguishment of debt	-	-	(521,375)	-	(311,950)
Other income	(8,333)	-	(8,333)	-	(8,333)
	25,521	23,855	(1,392,622)	43,646	(879,770)

Income (loss) before income taxes	(485,380)	(278,541)	53,158	(521,282)	(2,532,225)

Income tax provision (benefit)	(50,700)	-	(650,700)	-	(650,700)

Income (loss) from continuing operations	(434,680)	(278,541)	703,858	(521,282)	(1,881,525)

Discontinued operations:
Income (loss) from operations of discontinued oil
properties (including a loss on disposal of $7,679)	-	(5,512)	-	1,422	17,484

Net income (loss)	(434,680)	(284,053)	703,858	(519,860)	(1,864,041)

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(CONTINUED)

	For the Three Months Ended		For the Nine Months Ended		From Inception December 5, 2000 to
	September 30,		September 30,
	2006	2005	2006	2005	September 30, 2006

Other comprehensive income:
Foreign currency translation	43,368	9	(56,942)	(1,272)	(62,810)
Unrealized (loss), on marketable securities	(119,000)	-	(401,000)	-	(401,000)

Comprehensive income (loss)	$ (510,312)	$(284,044)	$ 245,916	$ (521,132)	$ (2,327,851)

Net income (loss) per share – basic	$ (0.01)	$ (0.00)	$ 0.01	$ (0.01)

Weighted Average Number of Common Shares Outstanding – basic	81,510,105	64,278,039	79,717,325	57,975,482

Net income (loss) per share – dilutive	$ (0.00)	$ (0.00)	$ 0.01	$ (0.01)

Weighted Average Number of Common Shares Outstanding - dilutive	89,431,245	64,278,039	86,607,144	57,975,482

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From inception
	For the Nine Months Ended September 30,		December 5, 2000 to
	2006	2005	September 30, 2006
Cash flows from operating activities:
Net loss	$ 703,858	$ (519,860)	$ (1,864,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	7,061	2,340	210,419
Allowance for mining deposits deemed uncollectible	28,770	-	28,770
Allowance for doubtful accounts	(19,087)	-	12,050
Common stock issued for services and other expenses	286,450	56,800	864,390
Gain on sale of joint venture interest (noncash portion)	(1,259,293)	-	(815,500)
Loss on the sale of oil and gas properties and equipment	-	14,262	218,836
Gain on extinguishment of debt	(484,665)	-	(337,265)
Loss on disposal of oil & gas properties	-	-	7,679
Income tax benefit	(650,700)	-	(650,700)
Amortization of beneficial conversion	136,328	38,275	200,680
Changes in operating assets and liabilities:
Other receivable IVAT	(84,087)	-	(52,264)
Other receivable	(28,148)	(9,222)	(67,406)
Other current assets	(354,362)	(4,851)	(401,839)
Other assets	-	-	-
Accrued expenses	(2,254)	148,876	258,496
Net cash used in operating activities	(1,720,129)	(273,380)	(2,387,695)

Cash flows from investing activities:
Purchase of mining equipment	(12,808)	(884)	(90,513)
Purchase of mining concessions	(225,767)	(20,616)	(385,163)
Payments toward note receivable	(382,000)	-	(382,000)
Deposits	(39,115)	(122,155)	(148,920)
Proceeds from discontinued operations	-	165,000	202,000
Purchase of oil and gas properties	-	(31,700)	(195,790)
Net cash used in investing activities	(659,690)	(10,356)	(1,000,386)

Cash flows from financing activities:
Payment toward short term convertible debt	(5,000)	(22,000)	(22,000)
Proceeds from short term convertible debt	-	67,000	72,000
Payments received from joint venture partners for options to purchase interests in mining properties	1,629,865	-	1,629,865
Payment toward notes payable	(545,321)	(205,384)	(890,489)
Deferred joint venture income (annual payment)	41,667	-	41,667
Payments to / proceeds from loans from related parties, net	134,945	58,762	684,785
Minority interest in net assets of consolidated subsidiaries	310,860	-	310,860
Common stock issued for cash	860,112	414,712	1,712,876
Stock offering cost	-	-	(12,600)
Share subscriptions received	12,500	75,000	5,000
Cash acquired in reverse acquisition	-	-	3,717
Net cash provided by financing activities	2,439,628	388,090	3,535,681

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

From inception
	For the Nine Months Ended September 30,		December 5, 2000 to

	2006	2005	September 30, 2006

Effect of exchange rate changes on cash	(57,062)	(1,272)	(62,810)

Cash and cash equivalents:
Net increase for the year	2,867	103,082	84,790
Beginning of year	81,923	13,459	-

End of year	$ 84,790	$ 116,541	$ 84,790

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ 20,916	$ 20,616	$ 20,916
Income taxes paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Conversion of debt to common stock plus related interest	$ 191,000	$ -	$ 712,813
Issuance of common stock for assets	$ -	$ -	$ 304,000
Issuance of common stock under share receivable for services, from prior period	$ 42,000	$ 207,500	$ 42,000
Purchase of mining concession paid by debt and issuance of stock and warrants	$ 7,900,686	$ 1,229,613	$ 8,926,284
Beneficial conversion feature, convertible debt	$ -	$ 31,883	$ 31,833
Beneficial conversion feature, convertible related party debt	$ 184,500	$ 81,333	$ 359,167
Recoverable value-added taxes	$ 1,200,750	$ 180,000	$ 1,380,750

See accompanying notes to these condensed consolidated financial statements

7

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2006 and December 31, 2005, the condensed consolidated results of its operations and cash flows for the three and six months ended September 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Tara Gold Resources Corp. (formerly American Stellar Energy, Inc.) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group, which changed its name to Merchantpark Communications, Inc. on March 29, 2001, and then changed its name to American Stellar Energy, Inc. on May 6, 2004. By special resolution of the shareholders, American Stellar Energy, Inc. changed its name to Tara Gold Resources Corp. on February 9, 2005.

The Company is engaged in the acquisition, exploration and development of resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of common stock of Corporacion Amermin, S.A. de C.V., which operates in México.  In May 2006, the Company established Tara Minerals Corp, which it owns 99.9% of American Metal Mining which operates in Mexico.

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the nine months ended September 30, 2006 (denoted in Mexican pesos per one U.S. dollar):

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006
Current exchange rate at September 30,	Ps. 11.0502
Weighted average exchange rate for the nine months ended September 30,	Ps. 10.9058

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

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at September 30, 2006 or December 31, 2005.

All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $1,160,000 and $0 in marketable securities at September 30, 2006 and December 31, 2005, respectively.  These marketable securities had a cost basis of $1,104,000.  In accordance with Statement of Financial Accounting Standard No. 130 – Reporting Comprehensive, we have accounted for unrealized gain (loss) as a component of other comprehensive income.  An unrealized loss of $119,000 and $401,000 was recorded in other comprehensive income for the three and nine month periods ended September 30, 2006.

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

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares:

	For the Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ (434,559)
Income available to common stockholders	$ (434,559)	81,510,105	$ (0.01)

Warrants		2,121,140
Convertible Debt	-	5,800,000

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ (434,559)	89,431,245	$ (0.00)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ 703,979
Income available to common stockholders	$ 703,979	79,717,325	$ 0.01

Warrants		1,070,771
Convertible Debt	-	5,819,048

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 703,979	86,607,144	$ 0.01

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet adopted this pronouncement nor has it determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

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

During the second quarter, our Stock Subscription Receivable increased by $5,000 for the quarter executive employment contracts.

In the third quarter of 2006, the Company issued 1,051,250 shares of common stock. These shares were issued for the following reasons:

▪

Cash sales:  1,000,000 shares for $300,000, an average price of $0.30 per share.

▪

Shares issued for services:  51,250 shares for $18,450, an average price of $0.36 per share

There was no movement in our Stock Subscription Receivable the third quarter.

Note 3.

Notes receivable

As of September 30, 2006, the Company extended a short term note receivable for $382,000 for no interest.  The total amount of this note receivable at December 31, 2006 was $382,000, and was repaid to the Company in January 2007.

Note 4.

Income Taxes

The income tax benefit components are as follows.  This amount differs from the amount of income tax determined by the applying the U.S. federal tax rates of 35% to pretax income from continuing operations for the period ended September 30, 2006 due to the following:

	US Companies	Mexican Companies	Total
Cumulative Net Loss, December 31, 2005 (inclusive of gain on discontinued operations)	$ (2,053,400)	$ (514,500)	$ (2,567,900)
September 30, 2006 net income, net of unrealized loss on marketable securities	50,000	-	50,000
September 30, 2006 net loss	-	(398,000)	(398,000)

Total taxable net operating loss carry forward	$ (2,003,400)	$ (912,500)	$ (2,915,900)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of the Company’s deferred tax asset as of September 30, 2006 are as follows:

	US Companies	Mexican Companies	Total
Total taxable net operating loss carry forward	$ (2,003,400)	$ (912,500)	$ (2,915,900)
September 30, 2006 – US rate 35%	650,700	-	650,700
September 30, 2006 – MX rate 29%	-	265,000	265,000
Valuation allowance	-	(265,000)	(265,000)

Net deferred tax asset	$ 650,700	$ -	$ 650,700

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  As disclosed above, the Company generated NOLs in Mexico of approximately $912,500 with an estimated tax benefit of $265,000.  Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at September 30, 2006.

As of December 31, 2005 we had a cumulative net operating loss of approximately $2,053,400 for which we have fully allowed.  As of September 30, 2006 we have generated net income before taxes from our US operations of approximately $50,000 (net of unrealized losses on marketable securities), and we believe that we will have ample net income throughout 2006 to utilize most of our historical NOLs.  As such, we have recorded a deferred tax benefit of $650,700 relating to our US operations.

Note 5.

Mining Concessions

a.

On May 12, 2005, the Company executed a provisional mining right purchase agreement for the rights to 12 concessions, known as “San Miguel”.

The acquisition price of the assets was $700,000.  We also capitalized an extension payment and an option to purchase payment, totaling $22,000, making the effective price of the property grouping $722,000.

At December 31, 2005, the agreement for the San Miguel properties had not been finalized and we recorded the amount paid for the property of $116,805 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.

In August 2005, the Company entered an agreement through our Mexican subsidiary Amermin with Paramount Gold Mining Corp. (“Paramount”) for the sale of an interest in a joint venture which includes the San Miguel mining concessions (“San Miguel joint venture”).  As of March 31, 2006, Paramount had made all payments in cash or stock as the agreement indicated to purchase their 35% interest in the San Miguel joint venture, resulting in a gain on the sale of joint venture interest of $1,065,500 to Tara Gold Resources Corp.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2006, the Company received total compensation of $1,104,000 in common stock and $400,000 cash (of which $150,000 was refunded in the second quarter of 2006).

In May 2006, Paramount paid the note holder of the San Miguel concessions the remaining amount of the note due, resulting in the note holder becoming Paramount in the second quarter of 2006.  As a result of Paramount paying the debt we have recorded a gain on debt extinguishment of $521,375.  Paramount also paid the value-add tax for the property at this time.  When the property was paid in full, we contributed the asset to the San Miguel Joint Venture.

As of September 30, 2006, due to the change in note holder status, the amount payable by the Company for the related debt for the San Miguel mining concession was $128,218, including $6,782 of imputed interest.  As of December 31, 2006, the Company and Paramount agreed in principle that Paramount had earned a 55% interest in the joint venture.  On March 16, 2007, Paramount formally notified the Company that it had expended the required $2.5 million of exploration development expenses to earn their 70% interest in the joint venture.  These expenses have been fully reviewed by Company management and agreed to.  As of March 31, 2007 the San Miguel joint venture ownership is 70% Paramount, 30% Tara Gold Resources Corp.

The remaining payments on the debt (including imputed interest) are as follows:

2006	45,000
2007	60,000
2008	30,000

$ 135,000

As of the date of this filing, all necessary payments in 2007 have been made.

Both Paramount and Tara Gold Resources Corp. have joint control over the joint venture, with each partner one vote each as long as their original participation is maintained.  At September 30, 2006 we have recorded minority interest of $310,860 relating to Paramount and other minority interests in the mining concession.

b.

On December 7, 2005 the Company executed a provisional mining right purchase agreement for the right to one concession, known as “Santa Cruz”. The acquisition price of the asset is $50,000 and is payable in 2006 and 2007.

At December 31, 2005, the agreement for the Santa Cruz property had not been finalized and we recorded the amount paid for the property of $11,758 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.  As of September 30, 2006, $41,847 has been paid toward this property. The remaining payments against the note were paid in September 2007.

Included within the Paramount agreement noted above is an Area of Mutual Interest agreement.  As the Santa Cruz property is in the same area of the San Miguel properties, Paramount exercised its right to include the Santa Cruz property in the San Miguel joint venture.  The Santa Cruz property ownership percentage in the San Miguel joint venture is 70% Paramount, 30% Tara Gold Resources Corp. as of September 30, 2006 and the date of this filing.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

c.

On May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. for the rights to 4 concessions, known as “La Currita”.

The acquisition price of the asset is $1,200,000 plus value-added tax of $180,000.  Payments remain as follows:

2006	150,000
2007	404,000

$ 554,000

As of December 31, 2005, we also included finder’s fees of $11,927 in the effective purchase price of the asset.  As of September 30, 2006, we have imputed interest of $6,016 remaining on the note, resulting in total asset capitalization of $1, 205,911 and total remaining note amount of $367, 984.  As of May 2007, the note and the related value added tax have been paid in full.

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

▪

Third quarter 2006:  $50,000 for joint venture interest payment

▪

Fourth quarter 2006:  $425,000 for joint venture interest payment; $500,000 for start up loan

Under the new May 3, 2007 agreement the payments received under the initial agreement and the loan for start up costs were forfeited or forgiven.  No refund from the Company was due to Raven.  As the Company is not in the business of generating income from failed joint ventures, we will recognize the payments under the original Raven agreement as Other Income and recognize a gain on extinguishment of debt in the period where management assessed that Raven was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned their ownership percentage we have deferred income/gain recognizition and accounted for these payments as part of the “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  As of September 30, 2006 Raven did not have an ownership percentage in the La Currita joint venture.

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

d.

On March 23, 2006, the Company executed a provisional asset mining right purchase agreement for the rights to 4 concessions, known as the “Lluvia de Oro”.   On January 2, 2007, the agreement was modified to adjust the payment schedule for the properties.  The Company took possession of the property as of March 31, 2006 and as a result of the amended agreement has made all necessary payments through the date of this filing in 2007.

The acquisition price of the asset is $4,000,000 plus value-added tax of $600,000.  Payments remain as follows:

2007	$ 2,127,500
2008	2,472,500

$ 4,600,000

As of September 30, 2006, we have imputed interest of $314,397 remaining on the note, resulting in total asset capitalization of and note amount of $3, 775,982.  As of the date of this filing, all necessary payments in 2007 have been made.

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

▪

Fourth quarter 2006:  $425,000; issuance of 1,000,000 common shares of Columbia

Until Columbia has made all payments in accordance with the agreement and earned their full right to the property or they trigger default in which we can record all funds as Other Income, we will record the funds received as part of the “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  Upon successfully completing the term of the agreement we will then recognize a gain or loss on the sale of the mining concession.

e.

On March 27, 2006, the Company executed a mining exploration contract and a purchase and sale contract with limited ownership rights for the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments.

The amended acquisition price of the asset is $2,750,000 plus value-added tax of $412,500 and is payable as follows:

2007	$ 287,500
2008	460,000
2009	632,500
2010	920,000
2011	862,500

$ 3,162,500

In addition to the $2,750,000 above, we have capitalized $173,913 in payments made toward the original agreement.  In the new agreement this payment was not applicable to the remaining debt stream.  We have included it with the asset capitalization as part of the effective purchase price of the mining concession.

As of September 30, 2006, we have imputed interest of $398,550 remaining on the note, resulting in total asset capitalization of $2, 579,888 and total note amount of $2, 405,975.  As of the date of this filing, all necessary payments in 2007 have been made.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

▪

Fourth quarter 2006:  $75,000 for joint venture interest payment

No refund from the Company was due to Raven.  As the Company is not in the business of generating income from failed joint ventures, we will recognize the payments under the original Raven agreement as Other Income in the period where management assessed that Raven was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned their ownership percentage we have deferred income/gain recognizition and accounted for these payments as part of the “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  As of December 31, 2006 Raven did not have an ownership percentage in the Las Minitas joint venture.

f.

On October 17, 2006, the Company executed a mining right purchase contract for the rights to 13 concessions, known as “Distrito Minero Choix” or “Pilar De Mocoribo”. The sales price of the asset, as amended, is $800,000 plus value-added tax of $120,000.  Payments remaining are as follows:

2006	$ 75,000
2007	291,250
2008	488,750

$ 855,000

As of September 30, 2006, we have imputed interest of $51,868 remaining on the note, resulting in total asset capitalization of $749,194 and note amount of $692,673.  As of the date of this filing, all necessary payments in 2007 have been made.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp.

Note 6.

Deposits

a.

On June 9, 2005, the Company executed a mining right joint venture contract for the rights to 4 concessions, known as “La Millonaria”. As of December 31, 2005, the Company paid $100,000 in order to extract, exploit and commercializes the minerals and obtained the right to receive 60% of the net profits. Of this $100,000, $13,043 relates to value-added tax and $86,957 has been accounted for in Deposits.  As of September 30, 2006, we have $121,131 recorded in Deposits relating to the La Millionaria property.

On October 23, 2006 the Company amended its June 9, 2005 agreement with Minas de Topago, S.A. de C.V. providing for the acquisition of the “La Millionaria” property in consideration for:

•

Spending $2,000,000 on the exploration and development of the property prior to October 23, 2008;

•

Paying Minas de Topago $414,000 in six installments, with the last payment due October 27, 2008; and

•

Paying Minas de Topago 1% of the value of the proven reserves and 0.5% of the value of the probable reserves of gold on the property based on the above $2,000,000 in spending.

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

▪

Third quarter 2006:  $55,000 for joint venture interest payment

▪

First quarter 2007:  $50,000 for joint venture interest payment

No refund from the Company was due to GSMC.  As the Company is not in the business of generating income from failed joint ventures, we will recognize all payments under the GSMC agreement as Other Income in the period where management assessed that GSMC was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned their ownership percentage we will defer income/gain recognizition and account for these payments as part of the “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  As of December 31, 2006 GSMC did not have an ownership percentage in the La Millionaria joint venture.

b.

On January 30, 2006, the Company executed a mining right purchase contract for the rights to one concession, known as “La Estrella”. The sales price of the assets is $400,000 and is payable as follows:

2006	$ 75,000
2007	125,000

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2008	200,000

$ 400,000

The Company has paid approximately $24,000 toward the purchase price but the seller of he property has not complied with his obligations under the purchase agreement and the Company has fully allowed for this amount as of September 30, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

c.

In February 2006, the Company ratified a mining right purchase contract for the rights to one concession, known as “La Virginia”.  The sales price of the assets is $600,000.

The Company has paid approximately $5,500 toward the purchase price but the seller of the property has not complied with her obligations under the purchase agreement and the Company has fully allowed for this amount as of September 30, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

Note 7.

Balances and transactions with related parties

Balances with related parties are as follows:

	September 30, 2006	December 31, 2005
Due to related parties-
Due to related parties	$ 186,736	$ 305,500
Due to Paramount	-	378,000
Loans to officers	324,500	8,286

	511,236	691,786
Less: discount on loans from officers due to beneficial conversion feature of convertible debt	(160,236)	(127,865)
	$ 351,000	$ 563,921

As of September 30, 2006 the Due to Paramount Gold Mining Corp. has been recorded as part of the gain on the sale of joint venture interest.  At December 31, 2005, we had received these funds as payments toward this.

As of September 30, 2006, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

New loans of $115,000 were received from officers that are convertible to common stock of the Company, resulting in $115,000 in related debt discount charged to additional paid-in capital.

▪

The conversion feature of an officer loan vested as of January 1, 2006, resulting in $69,500 of debt discount charged to additional paid-in capital.

▪

Approximately $166,000 of debt discount was accreted to interest expense related to loans from officers as of September 30, 2006.

▪

Officer loans totaling $96,000 were converted to common stock as of September 30, 2006.

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

▪

Third quarter 2007: issued 1,000,000 shares for $450,000; 200,000 shares for $170,000 for services.

All shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

b.

On October 1, 2006 (as amended), the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V. in the amount of $7,000,000. The operating results of Compañía Minera La Escuadra, S.A. de C.V. are reported in the Company’s results of operations beginning with that date.  Compañía Minera La Escuadra, S.A. de C.V. primary operations consist in the exploration and development of resource properties in Mexico.

The acquisition price of the assets is $7,000,000, including a value-added tax of $913,043, and is payable as follows (as amended) beginning in the third quarter of 2006:

2006	$ 500,000
2007	650,000
2008	1,250,000
2009	1,300,000
2010	1,500,000
2011	1,800,000

$ 7,000,000

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

f.

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

In May 2005 Tara Gold began acquiring mining properties.  As of October 25, 2007 Tara Gold had an interest in eleven mining properties in Mexico, including three properties owned by Tara Minerals, a subsidiary of Tara Gold.

During the nine months ended September 30, 2006 and 2005 Tara Gold did not have any revenues.

During the nine months ended September 30, 2005 Tara Gold was relatively inactive, having discontinued its oil and gas operations in early 2005.  Consequently, general and administrative expenses for this period were less than those in the nine months ended September 30, 2006.

During the nine months ended September 30, 2006 Tara Gold was actively involved in investigating the feasibility of various mining properties, negotiating the terms for acquiring properties, and completing the acquisition of properties.  As a result, Tara Gold’s expenses during the nine months ended September 30, 2006 were significantly higher than those during the nine months ended September 30, 2005.

During the nine months ended September 30, 2006 Tara Gold recorded a gain of $521,375 due to the extinguishment of debt.

During the nine months ended September 30, 2006 Tara Gold’s operations used $(1,720,129) in cash.  During this same period Tara Gold invested $225,767 in mining properties and equipment; made loan repayments of $932,321, and made a deposit of $39,115 toward the payment of a mining property.  Tara Gold satisfied its cash requirements for the period primarily through:

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

As of September 30, 2006 Paramount had made all required payments, in cash or stock, to earn its 35% interest in the San Miguel prospect and Tara Gold recorded a gain of $1,065,000 on the sale of this interest.

As of September 30, 2006 or 2007 Tara Gold did not have any off balance sheet arrangements.

Tara Gold anticipates that its capital requirements for the twelve months ending September 30, 2008 will be:

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

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 2 to the financial statements included as part of this report lists the shares of the Company’s common stock which were issued during the nine months ended September 30, 2006.

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

Dated: October 30, 2007

By: /s/ Francis R. Biscan Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: October 30, 2007

By: /s/ Clifford A. Brown

Clifford A. Brown

Principal Financial and Accounting Officer