Form 10KSB
period 2006-12-31
TARA GOLD RESOURCES CORP.
filed 2008-04-04
CIK 1100747

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File No.   000-27715

TARA GOLD RESOURCES CORP.

 (Name of Small Business Issuer in its charter)

 Nevada

    90-0316566

 (State of incorporation)

  (IRS Employer

Identification No.)

2162 Acorn Court

              Wheaton, IL

                60187

   (Address of Principal Executive Office)

       (Zip Code)

Registrant's telephone number, including Area Code:   (630) 462-2079

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  ☐

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☐   YES          ☑   NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      ☐ YES    ☑ NO

The Company’s revenues during the year ended December 31, 2006 were $143,029.

The aggregate market value of the voting stock held by non-affiliates of the Company (84,515,352 shares) on March 20, 2008 was approximately $33,806,140.

Documents incorporated by reference:

None

As of March 20, 2008, the Company had 101,595,119 outstanding shares of common stock.

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

In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V., a Mexican corporation, began acquiring mining properties in Mexico.  In May 2006, Tara Gold formed Tara Minerals Corp, which owns 99.9% of American Metal Mining, S.A. de C.V..  In October 2006, Tara Gold acquired 97% of the common stock of Compañía Minera La Escuadra, S.A. de C.V., which operates in Mexico.  Corporacion Amermin and Compañía Minera La Escuadra both focus on gold and silver mining concessions.  Tara Minerals, through its subsidiary American Metal Mining, focuses on industrial minerals, e.g. silver and lead.  All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.

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

The capital required for exploration and development of mining properties is substantial.  Tara Gold plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Gold’s interest in a certain property in exchange for the expenditure of a specified amount), and by the sale of its common stock.

The exploration and development of properties that are joint ventured with third parties are managed by one of the joint venture participants which is designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period.  Separate fees may be charged to the joint ventures by the operator and, once certain conditions are met, the joint ventures are typically required to pay the costs in proportion to their interests in the property.

In connection with the acquisition of a property, Tara Gold may conduct limited reviews of title and related matters and obtains representations regarding ownership.  Although Tara Gold plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

As of March 20, 2008 Tara Gold had an interest in the mining properties listed below.  Although Tara Gold believes that each of these properties has deposits of precious or industrial metals, there is no assurance that any of these properties will be capable of producing precious metals in commercial quantities.

In Mexico land size is denominated in hectares and weight is denominated in tonnes.  One hectares is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

La Currita Prospect

Tara Gold acquired the La Currita property in May 2005 from Minera Tres de Mayo, S.A.  In consideration for the assignment of its interest in this prospect, Tara Gold paid Minera Tres de Mayo $1,200,000, plus $180,000 of value-added tax, according to the following schedule.  As of March 20, 2008 all amounts due Minera Tres de Mayo had been paid in full.

On May 30, 2006 Tara Gold signed an agreement with Raven Gold Corp. providing Raven the option to acquire a 25% interest in the La Currita prospect.  In May 2007 Tara Gold and Raven amended the option agreement.  Pursuant to the terms of the new option agreement Raven acquired a 25% interest in the La Curitta prospect by paying $605,000, and delivering 500,000 shares of its restricted common to Tara Gold.

Raven may increase its interest in the property to 40% by:

•

Delivering an additional 500,000 shares of its restricted common stock to Tara Gold, which shares were delivered on June 19, 2007

•

Spending $1,375,000 on direct exploration (as opposed to indirect such as management and overhead) on or before May 30, 2008

Raven may increase its interest in the property to 60% by:

•

Delivering an additional 500,000 shares of its restricted common stock to Tara Gold

•

Spending an additional $2,875,000 on direct exploration (as opposed to indirect such as management and overhead) on or before November 30, 2009.

To retain its interest in the property Raven must also pay $100,000 to Tara Gold on April 26, 2008 and on each succeeding April 26th.

Raven is the operator for the joint venture and will remain as operator so long as it meets all requirements necessary to acquire a 40%, and later a 60% interest in the property.

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

As of March 20, 2008 Raven had not informed Tara Gold that it had conducted any exploration work on this property.

San Miguel Prospect

Tara Gold acquired the San Miguel property in May 2005 from Minerva Navajoa, S.A. for $700,000, plus an extension/option payment of $22,000.  As of June 30, 2006 all amounts due Minerva Navajoa had been paid.

Pursuant to the terms of an August 2005 agreement, Paramount Gold Mining Corp. acquired a 70% interest in the San Miguel prospect by:

•

Paying Tara Gold $250,000;

•

Paying $150,000 directly to Minerva Navajoa;

•

Issuing 718,519 shares of its common stock to Tara Gold; and

•

Spending $2.5 million on a trenching, drilling and sampling program on the property.

Paramount is the operator of the property.  Tara Gold and Paramount must jointly approve any exploration or development program concerning the property.

The San Miguel property is comprised of 276 hectares and is located in Chihuahua, Mexico in the Temoris mining district, which is part of the Sierra Madre Occidental.  As of March 20, 2008 over 24,500 meters have been drilled and over 1,800 meters of trenching has been completed.

Subsequent to the expenditure of the $2,500,000 by Paramount, approximately $6,500,000 was spent on additional drilling and trenching as of March 20, 2008.  Paramount paid 70% of the $6,500,000 and the balance was paid by Tara Gold.

La Estrella Prospect

In January 2006 Tara Gold entered into an agreement to purchase the La Estrella mining property for $400,000.  Tara Gold has paid $24,000 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement.  Tara Gold is reviewing the situation with its legal advisors in Mexico.

Las Minitas Prospect

Tara Gold acquired the Las Minitas property in March 2006 from Isidor Hernandez Pompa.  In consideration for the assignment of his interest in this prospect Tara Gold, pursuant to a December 2007 amended agreement, agreed to pay Mr. Pompa $2,150,000,  plus $322,500 in value-added tax, according to the following schedule:

2007	$ 287,500
2008	172,500
2009	172,500
2010	402,500
2011	690,000
2012	747,500
$ 2,472,500

On June 1, 2006 Tara Gold signed a non-binding letter of intent with Raven Gold Corp. providing Raven option to acquire a 20% interest in the Las Minitas prospect by, among other requirements, making option payments to Tara Gold and the remaining property payments.

In April 2007 Tara Gold and Raven agreed to terminate their joint venture with respect to the Las Minitas prospect.  The termination agreement between Tara Gold and Raven did not require Tara Gold to refund $475,000 previously paid by Raven to Tara Gold.

In 2007 Tara Gold signed a non-binding letter of intent with Pershimco Resources Ltd. providing Pershimco the option to acquire a 75% interest in the Las Minitas prospect.  In March 2008 Tara Gold and Pershimco agreed to terminate their joint venture with respect to the Las Minitas prospect.  The termination agreement between Tara Gold and Pershimco did not require Tara Gold to refund $570,000 previously paid by Pershimco to Tara Gold.

The Las Minitas prospect is 79.52 square kilometres in size and is located in Sonora, Mexico, approximately 40 kilometers northwest of the town of Alamos.  The property lies at the western edge of the Sierra Madre Occidental gold-silver belt.

Lluvia de Oro Prospect

Tara Gold acquired the Lluvia de Oro property in March 2006 from Atotonilco Construcciones, S.A.  In consideration for the assignment of its interest in this prospect Tara Gold agreed to pay $4,000,000, plus a value-added tax of $600,000, to Atotonilco Construcciones, S.A. according to the following schedule:

2007	$ 2,127,500
2008	2,472,500
$ 4,600,000

On April 4, 2006 Tara Gold signed an agreement, as amended on September 12, 2006, with Columbia Metals Corporation Limited providing Columbia the right to acquire a 100% interest in the Lluvia de Oro prospect by:

•

paying $550,000 to Tara Gold;

•

paying all remaining property payments;

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

Columbia is the operator of the joint venture.  As of March 20, 2008 Columbia had made all required payments to Tara Gold and had issued 1,000,000 shares of its common stock to Tara Gold.

Columbia’s exploration program has verified the existence of gold deposits on the property. Columbia has completed final engineering studies on the mine and processing facilities. Columbia is in the process of completing the upgrade of the mill and mine development.  Production is set to resume in the second quarter of 2008.

Picacho Prospect

Effective October 1, 2006 Tara Gold purchased 97% of a Mexican corporation named Compañía Minera La Escuadra, S.A. de C.V.  Included within this business combination were two properties, the Dos Amigos and Unification Rey de Oro mining prospects.

Tara Gold acquired six adjoining mining prospects in January 2007 from Arnoldo Acuna Aranda for $5,630,435, plus value-added tax of $844,565, which is payable in accordance with the following schedule:

2007	$ 127,143
2008	1,322,500
2009	1,380,000
2010	1,593,571
2011	2,051,786
$ 6,475,000

Tara Gold refers to the eight properties referred to above as the “Picacho prospect”.

In July 2006 Tara Gold entered into an agreement with Lateegra Gold Corp. providing Lateegra the option to acquire a 65% interest in the Picacho prospect.

In September 2007 Tara Gold and Lateegra agreed to terminate their joint venture with respect to the Picacho prospect.  The termination agreement between Tara Gold and Lateegra did not require Tara Gold to refund $1,994,300 previously paid by Lateegra to Tara Gold.

In November 2007 Tara Gold entered into an agreement with La Camera Mining, Inc. which allows La Camera to earn a 70% interest in the Picacho prospect by:

▪

Paying $1,000,000 to Tara Gold on or before December 15, 2007;

▪

Paying $1,000,000 to Tara Gold on or before May 1, 2008;

▪

Paying $500,000 to Tara Gold on or before December 31, 2008;

▪

Paying $1,000,000 to Tara Gold on or before December 31, 2009;

▪

Paying $1,000,000 to Tara Gold on or before December 31, 2010;

▪

Making all remaining payments to Arnoldo Aranda;

▪

Commit to spending $1,250,000 during the first year and $2,000,000 yearly thereafter for exploration and development costs until a bankable feasibility is reached at a minimum production threshold of 550 tonnes;

▪

Committing to purchase four additional concessions within the boundaries of the Picacho prospect; and

▪

Spending a minimum of $900,000 in capital expenditures to refurbish existing facilities and return the property to production by June 30, 2008.

If La Camera earns its 70% interest in the prospect, Tara Gold will retain a 30% interest which cannot be diluted.

The Picacho property is located on a 3,236 hectare mining concession within the Northern Sierra Madre Gold Belt, 120 kilometers south of the U.S. border, in Sonora, Mexico.  A mill on the property is capable of producing 250 tons per day and includes a 1,500 ton per day jaw crusher, a 500 ton per day cone crusher, two ball mills, two floatation cells with a 400 ton per day capacity, generators and a large shop facility.  Mining equipment includes scoop trams, a pneumatic jumbo, one stationary hydraulic exploration drill, two compressors, two bulldozers, a front end loader, one track loader, and haul trucks.  Since acquiring this property, Tara Gold has been mining a small amount of ore containing gold and silica.  The mineralized ore is crushed at the mill and then sold to an unrelated third party.

La Millionaria Prospect

Pursuant to a June 2005 agreement, which was amended in October 2006, Tara Gold acquired four concessions, which comprise the “La Millionaria” property, from Minas de Topago, S.A. de C.V.  At the time the last clear title is received for one of the four concessions Tara Gold will have two years to spend $2,000,000 on the exploration and development of the property.  As of March 20, 2008, Tara Gold had not received the last clear title to one of the four concessions.

Once the title problem is satisfied, and until Tara Gold spends the $2,000,000 on the exploration and development of the property, Tara Gold is required to make quarterly payments of $90,000, plus value added taxes to Minas de Topago.  After the $2,000,000 is spent by Tara Gold, the proven and probable reserves of gold on the property will be calculated.  The proven ounces of gold will be multiplied by 1% and the probable ounces of gold will be multiplied by 0.5%.  The total ounces resulting from this calculation will then be multiplied by the average price of gold in the international market for the past twelve months.  The resulting amount, after deducting all previous payments that have been made to Minas de Topago, and subject to a limit of $7,000,000, will be payable to Minas de Topago over a five-year period.

On October 24, 2006 Tara Gold signed a non-binding letter of intent with Gold and Silver Minerals Corp. (“GSMC”) providing GSMC the option to acquire a 25% interest in the La Millionaria prospect.

In June 2007 Tara Gold and GSMC agreed to terminate their joint venture with respect to the La Millionaria prospect.  The termination agreement between Tara Gold and GSMC did not require Tara Gold to refund $105,000 previously paid by GSMC to Tara Gold.

In November 2007 Tara Gold entered into an agreement with La Camera Mining, Inc. which allows La Camera to earn a 70% interest in the La Millionaria prospect by:

▪

Paying $350,000 to Tara Gold on or before May 1, 2008 and, beginning in 2009, making annual payments of $250,000 to Tara Gold until a bankable feasibility study is produced;

▪

Making all remaining property and royalty payments; and

▪

Committing to spending $750,000 during the first year and $1,250,000 yearly thereafter up to and including 2010.

If La Camera earns a 70% interest in the prospect, Tara Gold will retain a 30% interest which cannot be diluted.

The La Millionaria property consists of four mining concessions covering 875 hectares, including formerly producing gold mines.  The property is located in S.W. Chihuahua in the Sierra Madre Occidental gold-silver belt.  The structure at La Millionaria appears to merit further sampling and exploration to quantify the distribution of metals.

Curcurpe Prospect

In April 2007 Tara Gold entered into an agreement with Carlos Arnold Acuna Aranda for the purchase of five concessions, known as “Curcurpe”.  The purchase price for the concessions was $2,000,000, plus a value-added tax of $300,000 and is payable as follows:

2007	$ 550,000
2008	450,000
2009	600,000
2010	400,000
$ 2,000,000

The Curcurpe prospect consists of 5 concessions totaling 2,254 Hectares and is located north of Curcurpe. It can be reached by driving about 36 kilometers South East from the town of Magdalina de Kino.  Tara Gold believes that the gold structures found on the Curcurpe property warrant further investigation.

In November 2007 Tara Gold entered into an agreement with La Camera Mining, Inc. which allows La Camera to earn a 70% interest in the Cucurpe prospect by:

▪

Paying $350,000 to Tara Gold on or before May 1, 2008 and, beginning in 2009, making annual payments of $250,000 until a feasibility study is completed;

▪

Making all the remaining property payments; and

▪

Commit to spending $750,000 during the first year and $1,250,000 yearly thereafter up to and including 2010.

If La Camera earns a 70% interest in the prospect, Tara Gold will retain a 30% interest which cannot be diluted.

Tara Minerals Corp.

Tara Gold owns a 79.4% of the outstanding common stock of Tara Minerals Corp.  Tara Minerals Corp. owns the three mining properties described below:

Pilar de Mocoribo Prospect

The Pilar de Mocoribo prospect was acquired in September 2006 from Hector Manuel Cervantes Soto for $800,000 plus value-added tax of $120,000, which amount is to be paid in accordance with the following schedule:

2007	291,250
2008	488,750
$ 780,000

The Pilar de Mocoribo prospect is 1,260 hectares in size.  Preliminary evaluation of the property has identified a series of parallel NE trending mineralized structures that can be traced for more than 300 meters.  These mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.

As of March 20, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase	Projected Completion	Estimated Cost
Mapping and sampling	December 2008	$75,000

Don Roman and Lourdes Concession

The Don Roman and Lourdes concession, comprised of 331 hectares, was acquired in October 2006 from an unrelated third party for approximately $522,000, plus value added taxes of approximately $78,000.  The purchase price was paid in full in January 2007.

Preliminary evaluation of the property has identified an abandoned mine and extensive sulfide mineralization within a complex suite of volcanic-granitic and sedimentary rocks.

Detailed surface sampling and road construction have been completed a cost of approximately $172,000.

Initial technical assessment work has been completed at the property, including identification of all permits needed to move towards active mining and assessing options and costs associated with the design of various mining systems.  Mining and processing equipment have been purchased and a plant, which will be capable of processing 200 tonnes per day, is being constructed.  Water rights for the property have been acquired and negotiations for an electrical substation to supply power to the plant are underway.  Plant completion and initial production is scheduled for the second quarter of 2008.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase	Projected Completion	Estimated Cost
Plant construction, mine	May 2008	$625,000
preparation and initial production

Las Nuvias Concession

The Las Nuvias prospect is 41 hetares in size and was acquired for $100,000 plus value-added taxes of $15,000 in October 2006 from an unrelated third party.  The purchase price was paid in full in January 2007.

Preliminary evaluation of the property has identified an abandoned prospect with historic vein-type mineralization occurring within an older complex suite of volcanic-granitic and sedimentary rocks.

As of March 20, 2008 a preliminary rock-chip sampling program, at a cost of approximately $9,000 has been completed on the property.  Since this property is directly south of the Don Roman and Lourdes concession, Tara Minerals plans to delay any further work on this property pending further evaluation.

United States Mining Laws and Regulations

In the United States, unpatented mining claims on unappropriated federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws.  These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System.  The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record.  Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim.

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

A concessionaire’s most important obligation is the performance of assessment work on the mining lots.  A minimum amount of assessment work measured in monetary terms must be performed each year, depending on the size of the mining lot and, for an exploration mining concession, the number of years elapsed since its issue, pursuant to minimum investment tables established by the Mexican government.  Assessment work may be done either through expenditures or the sale of minerals.  A report must be filed in May of every year regarding the work for the previous calendar year.  Lack of performance of the minimum work will result in the cancellation of the concession; payment to the government in lieu of required assessment of work is not allowed.

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

General

As of March 20, 2008 the only employees of Tara Gold were its 2 officers.

Tara Gold’s offices are located at 2162 Acorn Court, Wheaton, IL 60187 and consist of approximately 150 square feet of space, which is supplied without charge by Francis Richard Biscan, Jr., Tara Gold’s President.  Tara Gold’s offices are expected to be adequate to meet its foreseeable future needs.

Tara Gold’s website is www.taragoldresources.com.

ITEM 2.

DESCRIPTION OF PROPERTY

See Item 1.

ITEM 3.

LEGAL PROCEEDINGS.

In May 2005 Tara Gold borrowed $25,000 from Daniel Wilson.  At Mr. Wilson’s option, the loan, plus accrued interest, could be converted into 907,139 shares of Tara Gold’s common stock at any time prior to May 2006.  Subsequent to May 2006, Mr. Wilson attempted to convert his notes but was advised by Tara Gold that his conversion rights had expired.  Mr. Wilson also claims that he is owed 833,333 shares of Tara Gold’s common stock for providing consulting services with respect to Tara Gold’s mining properties.  In January 2007 Tara Gold filed a lawsuit against Mr. Wilson in the U.S. District Court for the Northern District of Illinois seeking a ruling that Tara Gold did not owe any shares to Mr. Wilson.  The lawsuit was settled in February 2008 by Tara Gold issuing 850,000 shares of its common stock to Mr. Wilson.

Other than the foregoing, Tara Gold is not involved in any legal proceedings and Tara Gold does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of March 20, 2008 there were approximately 1,500 holders of Tara Gold’s common stock, which number includes shares held by banks, brokerage houses and securities depositories.  The common stock of Tara Gold trades in the over-the-counter market, which is sometimes referred to as the “pink sheets”, under the symbol: TRGD.  Shown below are the high and low quotations for Tara Gold’s common stock for the periods indicated as reported by the National Quotation Bureau.  The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

3/31/05	$0.09	$0.06
6/30/05	$0.07	$0.03
9/30/05	$0.08	$0.04
12/31/05	$0.09	$0.04
3/31/06	$0.24	$0.07
6/30/06	$0.59	$0.27
9/30/06	$0.38	$0.27
12/31/06	$1.32	$0.41

As of March 20, 2008 Tara Gold had 101,595,119 outstanding shares of common stock. As of that same date Tara Gold did not have any outstanding options, warrants or securities which were convertible into shares of Tara Gold’s common stock.

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

During the year ended December 31, 2006 neither Tara Gold, nor any of Tara Gold’s officers or directors, purchased any shares of Tara Gold’s common stock.

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

During 2006 Tara Gold’s general and administrative expenses increased due to continued mining operations greater costs of flushing out our infrastructure of the Company, including increased consultants and professional fees.

During the year ended December 31, 2005 Tara Gold’s operations used $(392,212) in cash.  During this same period Tara Gold paid the following for investing and financing activities as reported on our statement of cash flows:

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

During the year ended December 31, 2006 Tara Gold’s operations used $(1,286,974) in cash.  During this same period Tara Gold paid the following for investing and financing activities as reported on our statement of cash flows:

•

$23,532 toward mining equipment and other equipment,

•

$534,396 toward interest capitalized with mining concessions,

•

$382,000 in payment of notes receivable,

•

$86,946 for deposits on other mining properties, and

•

$1,316,693 toward the purchase of mining concessions.

These payments were offset by the following:

•

$3,114,865 in payments from Joint Venture partners, and

•

$1,760,112 for issuance of common stock for cash.

Tara Gold satisfied its capital requirements during this period through the sale of common stock, loans from Mr. Biscan and Joint Venture income.

Tara Gold anticipates that its capital requirements for the months ending December 31, 2008 will be (net of joint venture contributions as previously disclosed in Item 1):

Payments for mining properties	$500,000
Mining exploration and development	5,000,000
General and administrative expenses	1,500,000
Total	$7,000,000

The capital requirements shown above do not include any capital required by Tara Minerals, Tara Gold’s subsidiary, as that subsidiary has raised its own capital.

Tara Gold does not anticipate that it will need to hire any additional employees prior to December 31, 2008.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s Chief Executive Officer and Clifford A. Brown, Tara Gold’s Principal Financial Officer, has evaluated the effectiveness of Tara Gold’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Gold’s disclosure controls and procedures are effective.  There were no changes in Tara Gold’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Tara Gold’s internal control over financial reporting.

Subsequent to December 31, 2006, the Company engaged addition professionals in the area of accounting and financial reporting to aid it with its periodic financial reporting process.  The Company believes that these additional professionals will assist in catching the Company up with SEC reporting requirements, and once current, to remain current.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Title

Francis Richard Biscan, Jr	47	President and a Director
Clifford A. Brown	57	Principal Financial Officer and a Director

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows, in summary form, the compensation earned or received by (i) Tara Gold’s Chief Executive Officer and (ii) by each other executive officer of Tara Gold who earned or received in excess of $100,000 during the fiscal years ended December 31, 2006 and 2005.

						All Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Francis Richard Biscan, Jr.,	2006	$96,000	-	-	-	-	$96,000*
President	2005	-	-	$96,000	-	-	$96,000

 *    Accrued as of December 31, 2006; paid in January 2007.

(1)

The dollar value of base salary (cash and non-cash) received.

(2)

The dollar value of bonus (cash and non-cash) received.

(3)

During the periods covered by the table, the value of Tara Gold’s shares issued as compensation for services calculated in accordance with FAS 123R.

(4)

The amount recognized for financial statement reporting purposes, and calculated in accordance with FAS 123R, for options awarded during the year.

(5)

All other compensation received that Tara Gold could not properly report in any other column of the table.

In January 2008 Tara Gold entered into an employment agreement with Mr. Biscan which expires on January 1, 2009.  The employment agreement provides that Tara Gold will pay Mr. Biscan a salary of $276,000 during the term of the agreement and requires Tara Gold to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Gold, then Mr. Biscan may resign from his position at Tara Gold and receive the remainder of his $276,000 salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Gold’s common stock by a third party or a change in a majority of Tara Gold’s directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2008 Tara Gold entered into an employment agreement with Clifford A. Brown which expires on January 1, 2009.  The employment agreement provides that Tara Gold will pay Mr. Brown a salary of $96,000 during the term of the agreement and requires Tara Gold to pay for Mr. Brown’s medical insurance.

Stock Options.  Tara Gold has not granted any stock options to any of its officers or directors and does not have any stock option plans in effect as of March 20, 2008.  In the future, Tara Gold may grant stock options to its officers, directors, employees or consultants.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the ownership of Tara Gold’s common stock As of March 20, 2008 by each shareholder known by Tara Gold to be the beneficial owner of more than 5% of its outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address of	Shares Beneficially	Percent of
Beneficial Owner	Owned	Class

Francis Richard Biscan, Jr.	12,494,729	12.29%
2162 Acorn Court
Wheaton, IL 60187

Clifford A. Brown	2,998,371	2.95%
313 Arbor Avenue
West Chicago, IL 60185

Ramiro Trevizo Ledezma (1)	1,586,667	1.56%
C. Oregon #2432
Col. Quintas Del Sol
31214 Chihuahua, Chihuahua
Mexico

All Officers and Directors	15,493,100	15.24%
as a group (2 persons)

(1)

Mr. Trevizo is the President of Tara Gold’s Mexican subsidiaries, but is not an officer or director of Tara Gold.

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

Between August 2005 and March 2006 Tara Gold borrowed $324,500 from Mr. Biscan.  The loans were represented by promissory notes which, at the option of Mr. Biscan, could be converted at any time into shares Tara Gold’s common stock.  In March 2008 Mr. Biscan converted loans in the principal amount of $259,500 into 7,983,333 shares of Tara Gold’s common stock.  Tara Gold paid the remaining note of $65,000 with cash.

Tara Gold relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of the shares referred to above.

As of March 20, 2008, Tara Gold owned 79.4% of the outstanding shares of Tara Minerals Corp.

ITEM 13.

EXHIBITS

No.	Description of Exhibit

3.1	Articles of Incorporation	(Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form 10-SB)

3.2	Amendment to Articles of Incorporation for Name Change To MerchantPark Communications	(Incorporated by reference to exhibit3(I) filed with the Company’s report on Form 8-K on April 6, 2001).

3.3	Amendment to Articles of Incorporation for name change to American Stellar Energy, Inc	(Incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004).

3.4	Amendment to Articles of Incorporation for name change to Tara Gold Resources Corp	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

3.5	Bylaws	(Incorporated by reference to exhibit 3.2 filed with the Company’s registration statement on Form 10-SB)

10.1	Employment Agreement (2006) – Francis R. Biscan Jr	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.2	Employment Agreement (2006) – Clifford Brown	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.3	Employment Agreement (2006) – Angie Rios	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.4	Amended Agreement pertaining to La Currita property	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.5	Agreement pertaining to San Miguel property	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.6	Letter of Intent pertaining to Las Minitas property	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.7	Agreement pertaining to Lluvia de Oro property	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.8	Agreement pertaining to Picacho property	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.9	Agreement pertaining to acquisition of La Millionaria property	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.10	Agreement pertaining to acquisition of La Millionaria property	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005)

10.11	Modification of agreement pertaining to San Miguel property	Filed with this Report

10.12	Agreement to terminate JV pertaining to Las Minitas property (April 2007)	Filed with this Report

10.13	Agreement to terminate joint venture pertaining to La Millonaria	Filed with this Report

14	Code of Ethics	(Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004)

21	Subsidiaries	Filed with this Report

31.1	Rule 13a-14(a) Certifications – CEO	Filed with this Report

31.2	Rule 13a-14(a) Certifications – CFO	Filed with this Report

32.1	Section 1350 Certifications	Filed with this Report

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 13, 2006 Tara Gold replaced its former independent auditors, Telford Sadovnick, P.L.L.C. with Mendoza Berger & Company, LLP.  Telford Sadovnick audited Tara Gold’s financial statements for the fiscal years ended December 31, 2003 and 2004.  Although Mendoza Berger audited Tara Gold’s financial statements for the year ended December 31, 2005, since Mendoza Berger was not engaged until 2006, Mendoza Berger did not bill Tara Gold for any services during 2005.

The following table shows the aggregate fees billed to Tara Gold during the years ended December 31, 2006 by Mendoza Berger.

2006

Audit Fees

$ 109,728

Audit-Related Fees

$            -

Financial Information Systems

$            -

Design and Implementation Fees

$            -

Tax Fees

$            -

All Other Fees

$            -

Audit fees represent amounts billed for professional services rendered for the audit of Tara Gold’s annual financial statements and the review of Tara Gold’s interim financial statements.  Before Mendoza Berger was engaged by Tara Gold to render these services, the engagement was approved by Tara Gold’s Directors.

Tara Gold Resources, Corp. and Subsidiaries

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and from inception December 5, 2000 through December 31, 2006.

Tara Gold Resources, Corp and Subsidiaries

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements 2006 and 2005

Table of contents

Page

Report of Independent Registered Public Accounting Firm

25

Consolidated Balance Sheets

26

Consolidated Statements of Operations and Comprehensive Loss

27

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

29

Consolidated Statements of Cash Flows

32

Notes to Consolidated Financial Statements

34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'

of Tara Gold Resources Corp., Inc. (formerly American Stellar Energy, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tara Gold Resources Corp., Inc. (formerly American Stellar Energy, Inc.) (an exploration stage company) (a Nevada corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years then ended and the period from Inception December 5, 2000 through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tara Gold Resources Corp., Inc. from Inception December 5, 2000 through December 31, 2004, were audited by other auditors whose report dated December 9, 2005, expressed an unqualified opinion on those statements (the December 9, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern), have been furnished to us.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp, Inc. (formerly American Stellar Energy, Inc.) as of December 31, 2006 and 2005, and the results of its operations, comprehensive loss and its cash flows for each of the years then ended and from Inception December 5, 2000 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mendoza Berger & Company, LLP

Mendoza Berger & Company, LLP

Irvine, California

March 11, 2008

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 1,590,261	$ 81,923
Trade accounts receivable	13,052	-
Other receivables, net	2,644,954	190,416
Marketable securities	1,632,500	-
Note receivable	382,000	-
Deferred tax asset, short-term	649,400	-
Other current assets	4,393	47,477
Total current assets	6,916,560	319,816

Property, equipment, and mine development, net of accumulated deprecation of $19,207 and $70 as of December 31, 2006
and 2005, respectively	16,906,324	1,262,819
Deposits	167,981	238,368

Total	$ 23,990,865	$ 1,821,003

Liabilities and Stockholders’ equity (deficit):
Current liabilities
Accrued liabilities	$ 1,130,436	$ 260,749
Short-term convertible debt, net	25,000	35,717
Note payable, current portion	4,187,985	575,419
Payments from joint venture partner for options to purchase mine interest	2,767,500	-
Deferred joint venture management fee income	29,167	-
Due to related parties, net	341,922	563,921
Total current liabilities	8,482,010	1,435,806

Long-term accrued liabilities	1,589,231	180,000
Payments from joint venture partner for options to purchase mine
Interest	1,324,865	-
Long-term note payable	10,014,627	221,648
Total liabilities	21,410,733	1,837,454

Commitments and contingencies	-	-

Minority Interest	342,963	-

Stockholders’ equity (deficit):
Common stock; $.001 par value 100,000,000 shares authorized
83,938,452 and 69,912,154 issued and outstanding	83,938	69,912
Share subscription receivable	-	34,500
Additional paid-in capital	4,847,190	2,452,904
Deficit accumulated during exploration stage	(2,207,342)	(2,567,899)
Other comprehensive loss	(486,617)	(5,868)
Total stockholders’ equity (deficit)	2,237,169	(16,451)

Total	$ 23,990,865	$ 1,821,003

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

			From
			inception
			December 5,
			2000 through
	December 31,	December 31,	December 31,
	2006	2005	2006
Revenue:
Revenue form website development and software	$ -	$ -	$ 168,209
Mining revenues	-	-	-
Other income – sales	143,029	-	143,029
	143,029	-	311,238

Cost of Revenue:
Exploration expenses	16,536	-	16,536

Gross Profit	126,493	-	294,702

Costs and expenses:
Operating, general and administrative expenses	1,943,945	874,706	4,184,685
	1,943,945	874,706	4,184,685

Operating loss	(1,817,452)	(874,706)	(3,889,983)

Other expenses:
Interest (income)	(64,536)	(287)	(65,265)
Interest expense	311,530	73,935	396,850
Loss on disposal of assets	178,421	-	397,257
(Gain) loss on extinguishment of debt, net	(530,739)	-	(321,314)
(Gain) loss on Sale of JV Interest	(1,065,500)	-	(1,065,500)
Gain on dissolution of JV	(475,000)	-	(475,000)
Other income	(20,833)	-	(20,833)
	(1,666,657)	73,648	(1,153,805)

Minority Interest	4,818	-	4,818

Income (loss) before income taxes	(145,977)	(948,354)	(2,731,360)

Income tax (benefit), net	(506,534)	-	(506,534)

Income (loss) from continuing operations	360,557	(948,354)	(2,224,826)

Discontinued operations:
Income from operations of discontinued
oil properties (including loss on disposal of $7,679	-	12,898	17,484

Net income (loss)	360,557	(935,456)	(2,207,342)

[Continued]

See accompanying notes to these consolidated financial statements

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(CONTINUED)

			From
			inception
			December 5,
			2000 through
	December 31,	December 31,	December 31
	2006	2005	2006

Other Comprehensive Income
Foreign currency translation	(31,749)	(7,118)	(37,617)
Unrealized loss on investments	(449,000)	-	(449,000)

Comprehensive Loss	$ (120,192)	$ (942,574)	$ (2,693,959)

Income (loss) per common share from
continuing operations – basic	$ 0.00	$ (0.02)

Discontinued operations per common share - basic	$ 0.00	$ 0.00

Net income (loss) per share – basic	$ 0.00	$ (0.02)

Weighted average number of common shares
outstanding – basic	80,439,135	60,732,049

Income (loss) per common share from
continuing operations – dilutive	$ 0.00	$ (0.02)

Discontinued operations per common share –
dilutive	$ 0.00	$ 0.00

Net income (loss) per share – dilutive	$ 0.00	$ (0.02)

Weighted average number of common shares
outstanding – dilutive	87,769,264	60,732,049

See accompanying notes to these consolidated financial statements

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From the period from inception (December 5, 2000) through December 31, 2006

				Deficit
				Accumulated
			Additional	During	Share	Other	Total
	Common Stock		Paid-in	Exploration	Subscriptions	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Received	(Loss) Income	(Deficit) Equity
Balance at inception, December 5, 2000	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of common stock issued to Founders for cash	4,000,000	4,000	-	-	-	-	4,000

Net loss	-	-	-	(8,901)	-	-	(8,901)

Balance, December 31, 2000	4,000,000	4,000	-	(8,901)	-	-	(4,901)

Issuance of common stock issued in exchange for 100% of common stock of Merchantpark	1,500,000	1,500	(1,500)	-	-	-	-

Issuance of common stock issued for cash	2,491,583	2,491	151,892	-	-	-	154,383

Issuance of common stock issued for service	4,645,261	4,645	77,289	-	-	-	81,934

Issuance of common stock issued in exchange for 100% of shares of Caged Iron Technologies	2,000,000	2,000	100,472	-	-	-	102,472

Issuance of common stock issued for debt	459,000	459	45,441	-	-	-	45,900

Issuance of common stock issued for assets	3,064,556	3,065	300,935	-	-	-	304,000

Stock offering costs	-	-	(12,600)	-	-	-	(12,600)

Currency translation adjustment	-	-	-	-	-	911	911

Net loss	-	-	-	(417,873)	-	-	(417,873)

  [Continued]

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From the period from inception (December 5, 2000) through December 31, 2006

(Continued)

				Deficit
				Accumulated
			Additional	During	Share	Other	Total
	Common Stock		Paid-in	Exploration	Subscriptions	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Received	(Loss) Income	(Deficit) Equity
Balance, December 31, 2001	18,160,400	18,160	661,929	(426,774)	-	911	254,226

Issuance of common stock issued for service	2,336,500	2,337	21,720	-	-	-	24,057

Issuance of common stock issued for debt	5,844,976	5,845	272,043	-	-	-	277,888

Issuance of common stock issued for cash	6,000,000	6,000	23,000	-	-	-	29,000

Currency translation adjustment	-	-	-	-	-	581	581

Net loss	-	-	-	(677,591)	-	-	(677,591)

Balance, December 31, 2002	32,341,876	32,342	978,692	(1,104,365)	-	1,492	(91,839)

Issuance of common stock issued for cash	3,754,848	3,756	52,895	-	-	-	56,651

Issuance of common stock issued for debt	9,019,445	9,019	189,005	-	-	-	198,024

Net loss	-	-	-	(155,543)	-	-	(155,543)
Balance, December 31, 2003	45,116,169	45,117	1,220,592	(1,259,908)	-	1,492	7,293

Issuance of common stock issued for cash	2,807,000	2,807	161,213	-	-	-	164,020

Issuance of common stock issued for services	3,010,000	3,010	147,140	-	-	-	150,150

Stock cancelled	(1,200,000)	(1,200)	1,200	-	-	-	-

Share subscriptions Received	-	-	-	-	148,000	-	148,000

Foreign currency translation income	-	-	-	-	-	(242)	(242)

Net loss	-	-	-	(372,535)	-	-	(372,535)

Balance, December 31, 2004	49,733,169	49,734	1,530,145	(1,632,443)	148,000	1,250	96,686

Issuance of common stock issued for services	6,472,984	6,472	273,328	-	-	-	279,800

    [Continued]

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From the period from inception (December 5, 2000) through December 31, 2006

(Continued)

				Deficit
				Accumulated
			Additional	During	Share	Other	Total
	Common Stock		Paid-in	Exploration	Subscriptions	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Received	(Loss) Income	(Deficit) Equity
Issuance of common stock issued for cash	13,506,001	13,506	431,204	-	-	-	444,710

Share subscriptions Delivered	-	-	-	-	(113,500)	-	(113,500)

Common stock issued for mining concession finders fee	200,000	200	8,000	-	-	-	8,200

Warrants issued for mining concession finders fee	-	-	3,727	-	-	-	3,727

Beneficial conversion feature	-	-	206,500	-	-	-	206,500

Foreign currency translation loss						(7,118)	(7,118)

Net loss	-	-	-	(935,456)	-	-	(935,456)

Balance, December 31, 2005	69,912,154	69,912	2,452,904	(2,567,899)	34,500	(5,868)	(16,451)

Issuance of common stock issued for services	2,251,250	2,251	228,449	-	-	-	230,700

Issuance of common stock issued for cash	7,440,433	7,440	1,752,672	-	-	-	1,760,112

Share subscriptions delivered	634,615	635	41,365	-	(34,500)	-	7,500

Conversion of convertible debt to stock	3,700,000	3,700	187,300	-	-	-	191,000

Beneficial conversion feature	-	-	184,500	-	-	-	184,500

Foreign currency translation loss	-	-	-	-	-	(31,749)	(31,749)

Unrealized (gain)/loss on investments	-	-	-	-	-	(449,000)	(449,000)

Net loss	-	-	-	360,557	-	-	360,557

Balance as of December 31, 2006	83,938,452	$ 83,938	$ 4,847,190	$ (2,207,342)	$ -	$ (486,617)	$ 2,237,169

See accompanying notes to these consolidated financial statements

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			December
			2000 5through
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flows from operating activities:
Net income (loss)	$ 360,557	$ (935,456)	$ (2,207,342)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	19,137	4,200	222,615
Allowance for doubtful accounts	(14,998)	70,162	12,243
Allowance for mining deposits deemed uncollectible	28,770	-	28,770
Common stock issued for services and accrued	313,200	279,800	883,640
Loss on the disposal of assets	-	-	218,836
Loss on the disposal of oil and gas properties	-	7,679	7,679
Gain on sale of JV interest	(1,259,293)	-	(815,500)
Gain on debt extinguishment	(488,188)	-	(340,788)
Income tax benefit	(649,400)	-	(649,400)
Minority interest in net loss	(4,829)	-
Amortization of beneficial conversion	171,343	64,352	235,695
Changes in operating assets and liabilities:
Accounts receivable	(13,052)	-	(13,052)
Other receivable (IVAT)	(218,331)	-	(186,508)
Other receivable	19,263	(143,698)	(19,995)
Other current assets	-	-	(4,394)
Other assets	43,083	-	-
Deferred joint venture income (annual payment)	29,167	-	29,167
Accrued expenses	376,597	260,749	637,347
Net cash used in operating activities	(1,286,974)	(392,212)	(1,960,987)

Cash flows from investing activities:
Purchase of mining equipment and furniture and fixtures	(23,532)	-	(101,357)
Purchase of mining concessions	(540,025)	(108,658)	(699,421)
Payments toward notes receivable	(382,000)	-	(382,000)
Deposits	(86,946)	(238,368)	(196,751)
Purchase of oil and gas properties	-	(31,700)	(175,213)
Proceeds from sales of oil and gas properties	-	202,000	202,000
Purchase of oil and gas properties	-	-	(20,577)
Net cash used in investing activities	(1,032,503)	(176,726)	(1,373,319)

Cash flows from financing activities:
Payment toward short term convertible debt	(5,000)	-	(22,000)
Proceeds from short-term convertible debt	-	50,000	72,000
Payments toward notes payable	(1,316,693)	(342,117)	(1,692,693)
Payments toward long-term accrued liabilities	(95,431)	-	-
Share subscriptions received/released	-	(113,500)	-
Change in due to/from related parties, net	90,851	605,427	575,159
Payments from joint venture partners	3,114,865	-	3,114,865
Cash acquired in reverse acquisition	-	-	3,717
Minority interest	310,860	-	310,860
Stock offering costs	-	-	(12,600)
Common Stock issued for cash	1,760,112	444,710	2,612,876
Net cash provided by financing activities	3,859,564	644,520	4,962,184

[Continued]

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

From Inception
December 5,
2000 through
	December 31,	December 31,	December 31,
	2006	2005	2006

Effect of exchange rate changes on cash	(31,749)	(7,118)	(37,617)

Cash and cash equivalents:
Net increase for the year	1,508,337	68,464	1,590,261
Beginning of year	81,923	13,459	-

End of year	$ 1,590,261	$ 81,923	$ 1,590,261
CASH PAID FOR:
Interest	$ 62,882	$ 30,833	$ 93,715
Income taxes	$ 9,752	$ -	$ 9,752

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING:
AND FINANCING ACTIVITIES

Conversion of debt to common stock plus related interest	$ 191,000	$ -	$ 712,813
Issuance of common stock for assets	$ -	$ -	$ 304,000
Issuance of common stock under share receivable for
services, from prior period	$ 34,500	$ -	$ 34,500
Purchase of mining concession paid by debt and issuance
of stock and warrants	$ 13,446,863	$ 1,158,361	$ 14,472,461
Beneficial conversion feature, convertible debt	$ -	$ 31,883	$ 31,833
Beneficial conversion feature, convertible related party
Debt	$ 184,500	$ 74,667	$ 359,167
Recoverable value-added taxes	$ 2,269,011	$ 180,000	$ 2,449,011
Acquisition of Compañía Minera La Escuadra, S.A. de
C.V. business with debt	$ 1,369,565	$ -	$ 1,369,565
Receipt of marketable securities for Joint Venture
Payments	$ 977,500	$ -	$ 977,500

See accompanying notes to these consolidated financial statements

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

 Tara Gold Resources, Corp. (formerly American Stellar Energy, Inc.) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group, which changed its name to Merchantpark Communications, Inc. on March 29, 2001, and then changed its name to American Stellar Energy, Inc. on May 6, 2004. By special resolution of the shareholders, American Stellar Energy, Inc. changed its name to Tara Gold Resources, Corp. on February 9, 2005.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of the common stock of Corporacion Amermin, S.A. de C.V., which operates in Mexico.  In May 2006, the Company established Tara Minerals Corp, which it owns 99.9% of American Metal Mining which operates in Mexico.  In October 2006, the Company acquired 97% of the common stock of Compañía Minera La Escuadra, S.A. de C.V., which operates in Mexico.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources, Corp. and, unless the context indicates otherwise its consolidated subsidiaries.  The Company’s subsidiaries include Corporacion Amermin, S.A. de C.V., which operates in México (“Amermin”), the San Miguel joint venture (Note 4a), Tara Minerals Corp and Compañía Minera La Escuadra, S.A. de C.V. (“La Escuadra”).

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through other means than voting rights such as certain capital structures and contractual relationships (see Note 4a).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the twelve months ended December 31, 2006 (denoted in Mexican pesos per one U.S. dollar):

2006
Current exchange rate at December 31,	Ps. 10.8755
Weighted average exchange rate for the nine months ended December 31,	Ps. 10.9005

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.  Most notably, we have reclassified approximately $13,000 out of Deposits and into Other Receivables, net, relating to the Mexican value-added tax paid on the La Millionaria project.

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

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at December 31, 2006 and 2005, respectively.

All investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $1,632,500 and $0 in marketable securities at December 31, 2006 and 2005, respectively.  These marketable securities had a cost basis of $2,081,500.  In accordance with Statement of Financial Accounting Standard No. 130 – Reporting Comprehensive, we have accounted for unrealized gain (loss) as a component of other comprehensive income.  An unrealized loss of $449,000 and $0 was recorded in other comprehensive income for the years ended December 31, 2006 and 2005, respectively.

Property, equipment and mine development

Mining concessions and acquisitions, exploration and development costs relating to mineral properties will be deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of gold, silver or other industrial minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis is completed as needed, and at least annually.  As of March 11, 2008 no events have occurred that require write-down of any assets and there are no indications that any impairments exist.

Certain mining plant and equipment included in mine development and infrastructure will be depreciated on a straight-line basis over their estimated useful lives from 3 – 7 years.

Other non-mining assets will be recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 7 years.

Fair value of financial instruments

Financial instruments consist principally of cash, receivables, marketable securities, short-term liabilities and long-term debt. The estimated fair values of these instruments approximate their carrying value.

Accumulated other comprehensive income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gain or loss on marketable securities.

Revenue recognition

Revenue from the sale of bullion, concentrate and industrial metals will be recognized when ownership passes to the purchaser at which time the following conditions are met:

i)

persuasive evidence that an agreement exists.

ii)

the risks and rewards of ownership pass to the purchaser including delivery of the product.

iii)

the selling price is fixed and determinable.

iv)

collectivity is reasonably assured.

Reclamation and remediation costs (asset retirement obligations)

In August 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2004. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.  There were no reclamation and remediation costs accrued as of December 31, 2006 or December 31, 2005.

Exploration expenses

Exploration costs not directly associated with proving reserves on our mining concessions are charged to operations as incurred.

Impairment of long-lived assets

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

Loss per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” which requires the Company to present basic and diluted earnings per share for all periods presented. Basic earnings per share are computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible debt and other convertible securities.   As of December 31, 2005, the Company has no potentially dilutive common shares due to our net loss position.  As of December 31, 2006, the Company had net income.  See below for our dilutive common share analysis.

	For the Twelve Months Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ 360,557
Income available to common stockholders	$ 360,557	80,439,135	$ 0.00

Warrants		1,430,951
Convertible Debt		5,814,247

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 360,557	87,684,333	$ 0.00

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, on May 12, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements

Recent Accounting Pronouncements

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, “Implementation Guidance for FASB 123 (R).”  The staff  believes the guidance in the SAB will assist issuers in their initial implementation  of  Statement  123R and  enhance  the  information  received  by investors and other users of financial  statements,  thereby  assisting  them in making investment and other decisions.  This SAB includes  interpretive guidance related to share-based payment transactions with non-employees,  the transition from non-public to public entity status, valuation methods (including assumptions such as expected  volatility  and expected  term),  the  accounting  for certain redeemable financials instruments issued under share-based payment arrangements, the  classification  of  compensation  expense,   non-GAAP  financial  measures, first-time  adoption of Statement 123R in an interim period,  capitalization  of compensation cost related to share-based  payment  arrangements,  the accounting for income tax effects of  share-based  payment  arrangements  upon  adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

Note 2.

Other Accounts Receivable

	2006	2005
Recoverable value-added taxes	$ 2,637,202	$ 148,177
Other	19,995	112,400
	2,657,197	260,577
Less - allowance for doubtful accounts	(12,243)	(70,161)

	$ 2,644,954	$ 190,416

Note 3.

Notes receivable

As of December 31, 2006, the Company extended a short term note receivable for $382,000 for no interest.  The total amount of this note receivable at December 31, 2006 was $382,000, and was repaid to the Company in January 2007.

Note 4.

Property, equipment and mine development

	2006	2005
Mining concessions (a)	$ 16,049,324	$ 1,184,994
Machinery and equipment (b)	770,372	70,000
Transportation equipment (b)	89,469	6,000
Furniture and equipment (b)	16,366	1,895
	16,925,531	1,262,889
Less – accumulated depreciation	(19,207)	(70)
	$ 16,906,324	$ 1,262,819

Depreciation expense for the years ended December 31, 2006 and 2005 was $19,137 and $4,200 respectively.

a)

Mining concessions

i)

 Mining concessions as of December 31, 2006 and 2005 are follows:

	2006	2005
La Currita	$ 1,197,648	$ 1,184,994
San Miguel	724,896	-
Santa Cruz	41,405	-
Las Minitas	2,606,713	-
Lluvia de Oro	3,817,765	-
Pilar	753,865	-
Don Roman	520,737	-
Las Nuvias	99,844	-
Dos Amigos	1,123,981	-
Unification Rey de Oro	300,000	-
Picacho	4,862,470	-
	$ 16,049,324	$ 1,184,994

ii)

In May 2005, the Company executed a provisional mining right purchase agreement for the rights to 4 concessions, known as “La Currita”.

The acquisition price of the asset is $1,200,000 plus value-added tax of $180,000.

Payments remain as follows:

2007	404,000
$ 404,000

As of December 31, 2005, we also included finder’s fees of $11,927 in the effective purchase price of the asset.  As of December 31, 2006, we have imputed and capitalized interest of $2,352 remaining on the note, resulting in total asset capitalization of $1,197,648 and total remaining note amount of $221,648.  As of May 2007, the note and the related value added tax have been paid in full.

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

▪

Third quarter 2006:  $50,000 for joint venture interest payment

▪

Fourth quarter 2006:  $425,000 for joint venture interest payment; $500,000 for start up loan

Under the new May 3, 2007 agreement the payments received under the initial agreement and the loan for start up costs were forfeited or forgiven.  No refund from the Company was due to Raven.  As the Company is not in the business of generating income from failed joint ventures, we will recognize the payments under the original Raven agreement as other income and recognize a gain on extinguishment of debt in the period where management assessed that Raven was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned their ownership percentage we have deferred income/gain recognition and accounted for these payments as part of the “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  As of December 31, 2006 Raven did not have an ownership percentage in the La Currita joint venture.

Under the new May 3, 2007 agreement, Raven has performed the following to purchase 25% of the La Currita joint venture As of March 11, 2008.

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

As of December 31, 2006, the company is considered the primary beneficiary of this VIE and has included it in its consolidated financial statements.

iii)

In May 2005, the Company executed a provisional mining right purchase agreement for the rights to 12 concessions, known as “San Miguel”.

The acquisition price of the assets was $700,000.  We also capitalized an extension payment and an option to purchase payment, totalling $22,000, making the effective price of the property grouping $722,000.

At December 31, 2005, the agreement for the San Miguel properties had not been finalized and we recorded the amount paid for the property of $116,805 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.

In August 2005, the Company entered an agreement through our Mexican subsidiary Amermin with Paramount Gold Mining Corp. (“Paramount”) for the sale of an interest in a joint venture which includes the San Miguel mining concessions (“San Miguel joint venture”).  As of March 31, 2006, Paramount had made all payments in cash or stock as the agreement indicated to purchase their 35% interest in the San Miguel joint venture, resulting in a gain on the sale of joint venture interest of $1,065,500 to Tara Gold Resources, Corp.

As of December 31, 2006, the Company received total compensation of $1,104,000 in common stock and $400,000 cash (of which $150,000 was refunded in the second quarter of 2006).

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

As of December 31, 2006, due to the change in note holder status, the amount payable by the Company for the related debt for the San Miguel mining concession was $86,114, including $3,886 of imputed interest.  As of December 31, 2006, the Company and Paramount agreed in principle that Paramount had earned a 55% interest in the joint venture.  On March 16,

2007, Paramount formally notified the Company that it had expended the required $2.5 million of exploration development expenses to earn their 70% interest in the joint venture.  These expenses have been fully reviewed by Company management and agreed to.  As of March 31, 2007 the San Miguel joint venture ownership is 70% Paramount, 30% Tara Gold Resources, Corp.

The remaining payments on the debt (including imputed interest) are as follows:

2007	$ 60,000
2008	30,000
$ 90,000

As of March 11, 2008, all necessary payments in 2007 have been made.

Both Paramount and Tara Gold Resources, Corp. have joint control over the joint venture, with each partner one vote each as long as their original participation is maintained.  At December 31, 2006 we have recorded minority interest of $310,860 relating to Paramount and other minority interests in the joint venture. The Company was considered the primary beneficiary of this VIE as of December 31, 2006 and it has included this VIE in its consolidated financial statements.

In December 2007, the Company and Paramount finalized the joint venture agreement.

iv)

In December 2005, the Company executed a provisional mining right purchase agreement for the right to one concession, known as “Santa Cruz”. The acquisition price of the asset is $50,000 and is payable in 2006 and 2007.

At December 31, 2005, the agreement for the Santa Cruz property had not been finalized and we recorded the amount paid for the property of $11,758 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.  As of December 31, 2006, $41,405 has been paid toward this property. The remaining payments against the note were paid in September 2007 to the judicial courts in Mexico and we are awaiting receipt of property title.

Included within the Paramount agreement noted above is an Area of Mutual Interest agreement.  As the Santa Cruz property is in the same area of the San Miguel properties, Paramount exercised its right to include the Santa Cruz property in the San Miguel joint venture.  The Santa Cruz property ownership percentage in the San Miguel joint venture is 70% Paramount, 30% Tara Gold Resources, Corp. as of September 30, 2006 and the date of this filing.

v)

In March 2006, the Company executed a mining exploration contract and a purchase and sale contract with limited ownership rights for the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments.

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

In December 2007, we once again amended the agreement to extend the payment terms to 2012 and reduce the value of the note to $2,150,000 plus value added-tax of $322,500.

As of December 31, 2006, we have imputed interest of $317,629 remaining on the note, resulting in total asset capitalization of $2,606,713 and total note amount of $2,845,300.  As of March 11, 2008, all necessary payments in 2007 have been made.

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

▪

Third quarter 2006:  $150,000 for joint venture interest payment

▪

Fourth quarter 2006:  $75,000 for joint venture interest payment

No refund from the Company was due to Raven.  As the Company is not in the business of generating income from failed joint ventures, we recognized the payments under the original Raven agreement as gain on dissolution of joint venture as of December 31, 2006.  As of December 31, 2006 Raven did not have an ownership percentage in the Las Minitas joint venture.  In 2007, the Company was able to joint venture again with Pershimco, see Note 14.  In February 2008, partially in light of the status of the Pershimco joint venture, see Note 14, the purchase agreement was again modified to reduce the total purchase price to $2,150,000 plus value added tax with payments not immediately due.

vi)

In March 2006, the Company executed a provisional asset mining right purchase agreement for the rights to 4 concessions, known as the “Lluvia de Oro”.   On January 2, 2007, the agreement was modified to adjust the payment schedule for the properties.  The Company took possession of the property as of March 31, 2006 and as a result of the amended agreement has made all necessary payments through the date of this filing in 2007.

The acquisition price of the asset is $4,000,000 plus value-added tax of $600,000.  Payments remain as follows:

2007	$ 2,127,500
2008	2,472,500
$ 4,600,000

As of December 31, 2006, we have imputed interest of $192,231 remaining on the note, resulting in total asset capitalization of and note amount of $3,817,765.  As of March 11, 2008, all necessary payments in 2007 have been made.

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

Columbia made the following payments beginning in quarter two 2006 and is current as of March 11, 2008:

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

vii)

In October 2006, the Company executed a mining right purchase contract for the rights to 13 concessions, known as “Distrito Minero Choix” or “Pilar De Mocoribo”. The sales price of the asset, as amended, is $800,000 plus value-added tax of $120,000.  Payments remaining are as follows:

2007	$ 291,250
2008	488,750
$ 780,000

As of December 31, 2006, we have imputed interest of $46,135 remaining on the note, resulting in total asset capitalization of $753,865 and note amount of $632,126.  As of March 11, 2008, all necessary payments in 2007 have been made.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp.

viii)

In October 2006, the Company executed a mining right purchase contract for the rights to 3 concessions, known as the “Don Roman Prospect”.  The sales price of the asset, as amended, is $521,739 plus value added tax of $78,261.  The purchase price was paid in full in January 2007.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp.

ix)

In October 2006, the Company executed a mining right purchase for the rights to the 2 concessions, known as the “Las Nuvias Prospect”.  The sales price of the asset, as amended is $100,000 plus value added tax of $15,000.  The purchase price was paid in full in January 2007.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp.

x)

In October 2006 (as amended), the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V.  Included within this business acquisition were the rights to 2 concessions, known as “Dos Amigos” and “Unificaction Rey de Oro”.  The sales price of the assets, as included is the business combination are $1,123,981 for Dos Amigos and $300,000 for Unification Rey de Oro.  See Note 12 for further discussion of this business combination.

xi)

In January 2007 (as amended), the Company finalized a mining right purchase for the rights to the six concession, known as “Pichaco”.  Although the agreement was finalized in January 2007, the Company took physical possession of the properties concurrent with the purchase of Compañía Minera La Escuadra, S.A. de C.V., exerting management control over those properties.  As such, we have included them in these financial statements as of December 31, 2006.

The amended acquisition price of the asset is $5,630,435 plus value-added tax of $844,565 and is payable as follows:

2007	$ 127,143
2008	1,322,500
2009	1,380,000
2010	1,593,571
2011	2,051,786

$ 6,475,000

As of December 31, 2006, we have imputed interest of $767,965 remaining on the note, resulting in total asset capitalization and note amount of $4,862,470.  As of March 11, 2008, all necessary payments in 2007 have been made.

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

•

Make a non-refundable payment of $75,000, coinciding with the signing of the agreement (the payment will be refundable if a satisfactory title search is not secured by Lateegra from the Company by August 16, 2006).

•

Make a payment of $125,000 by October 16, 2006.

•

Make a payment of $125,000 by December 16, 2006.

•

Lateegra must spend 2 million and achieve production levels of 600 tones per day within 18 months, plus spend 1 million within 30 months.

•

Lateegra must issue to the Company 50,000 common shares per month, for a total of 600,000 shares.

•

Lateegra has options to increase its interest in the Company’s rights privileges and licenses with respect to Picacho as a part of Joint Venture agreement.

Lateegra agreed to make all property payments as follows:

2006	$ 250,000
2007	950,000
2008	1,000,000
2009	1,400,000
2010	1,600,000
2011	1,800,000
$ 7,000,000

Lateegra made all required payments due under the option agreement until it failed to make the anniversary payment of $100,000 which was due July 3, 2007.  It subsequently failed to make additional payments due under the option agreement.

Subsequent to Lateegra not making their required payments under the agreement, the Company Lateegra and La Camera Mining, Inc. reached a settlement agreement which enabled La Camera Mining, Inc. to enter into a joint venture agreement on this property.  See Note 14 below.

b)

Other Fixed Assets

In October 2006 (as amended), the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V (see Note 12).  Included within this business acquisition were mining and transportation equipment value in the business combination at $774,780.  Through out the rest of 2006, the Company made purchases of equipment and other fixed assets in the normal course of business.

Note 5.

Deposits

a.)

Due to the non-determinant acquisition price of La Millionaria as of December 31, 2006, are accounting for the mining concession as a Deposit until such time as the acquisition price is fixed. In June 2005, the Company executed a mining right joint venture contract for the rights to 4 concessions, known as “La Millonaria”. As of December 31, 2005, the Company paid $100,000 in order to extract, exploit and commercializes the minerals and obtained the right to receive 60% of the net profits. Of this $100,000, $13,043 related to value-added tax and $86,957 has been accounted for in Deposits.  As of December 31, 2006, we have $167,981recorded in Deposits relating to the La Millionaria property.

In October 2006, the Company amended its June 2005 agreement with Minas de Topago, S.A. de C.V. providing for the acquisition of the “La Millionaria” property.  As of December 31, 2006, the Company had not received clear title to one of the four titles to the property.  At the time clear title is received the Company will then have two years to spend $2,000,000 on the exploration and development of the property.  The Company will make quarterly payments of $90,000 plus IVA, until $2,000,000 is spent.  The Company will then pay Minas de Topago  1% of the value of the proven reserves and 0.5% of the value of the probable reserves of gold on the property based on the $2,000,000 in spending after deducting all previous payments that have been made to Minas de Topago.

.

The resulting amount, subject to a limit of $7,000,000 will be payable to Minas de Topago, S.A. de C.V. in accordance with the following schedule.

Percentage of Total
Amount Payable	Due Date
5%	In year 1 (after clean title received)
10%	In year 2 (after clean title received)
20%	In year 3 (after clean title received)
25%	In year 4 (after clean title received)
40%	In year 5 (after clean title received)

In October 2006, the Company signed a non-binding letter of intent with Gold and Silver Minerals Corp. (“GSMC”) providing GSMC the option to acquire a 25% interest in the La Millionaria property (“La Millionaria joint venture”).  This agreement was cancelled on June 29, 2007 due in part to lack of performance by GSMC.

Under the original agreement, GSMC was to pay cash and provide their common shares to purchase a 25% interest in the joint venture.  GSMC made the following payments beginning in quarter two 2006:

•

Second quarter 2006:  issuance of 1,000,000 common shares of GSMC for joint venture interest which was received by the Company in October 2006

•

Third quarter 2006:  $55,000 for joint venture interest payment

•

First quarter 2007:  $50,000 for joint venture interest payment

No refund from the Company was due to GSMC.  As the Company is not in the business of generating income from failed joint ventures, we will recognize all payments under the GSMC agreement as other income in the period where management assessed that GSMC was no longer participating in the venture according to the payment terms.  Until this time, or until the joint venture partner has successfully earned their ownership percentage we will defer income/gain recognition and account for these payments as part of the “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  As of December 31, 2006 GSMC did not have an ownership percentage in the La Millionaria joint venture.

As March 11, 2008 this mining concession has been included in the La Camera Mining, Inc. joint venture agreement, see Note 14.

     b)

On January 30, 2006, the Company executed a mining right purchase contract for the rights to one concession, known as “La Estrella”. The sales price of the assets is $400,000 and is payable as follows:

2006	$ 75,000
2007	125,000
2008	200,000
$ 400,000

The Company has paid approximately $24,000 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

     c)

In February 2006, the Company ratified a mining right purchase contract for the rights to one concession, known as “La Virginia”.  The sales price of the assets are $600,000.

The Company has paid approximately $5,500 toward the purchase price but the seller of the property has not complied with her obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2006.  The Company is reviewing the situation with its legal advisors in Mexico.

Note 6.

Income Taxes

Our net income tax benefit in our Statement of Operations consists of the following:

	2006	2005
U.S. deferred tax benefit (see analysis below)	$ 649,400	$ -
Less: Actual Mexico income tax provision for
Compañía Minera La Escuadra, S.A. de C.V.	(142,866)	-
	$ 506,534	$ -

Our deferred income tax benefit components are as follows.  This amount differs from the amount of income tax determined by the applying the U.S. federal tax rates of 35% to pretax income from continuing operations for the period ended December 31, 2006 and 2005 due to the following:

	U.S. Companies	Mexican Companies	Total
Cumulative Net Loss, December 31, 2005 (inclusive
of gain on discontinued operations)	$ (2,053,400)	$ (514,500)	$ (2,567,900)
December 31, 2006 net income, net of unrealized
gain/loss on marketable securities	198,000	-	198,000
December 31, 2006 net loss	-	(936,400)	(936,400)

Total taxable net operating loss carry forward	$ (1,855,400)	$ (1,450,900)	$ (3,306,300)

The components of the Company’s deferred tax asset as of December 31, 2006 are as follows:

	U.S. Companies	Mexican Companies	Total
Total taxable net operating loss carry forward	$ (1,855,400)	$ (1,450,900)	$ (3,306,300)
December 31, 2006 – US rate 35%	649,400	-	649,400
December 31, 2006 – MX rate 29%	-	421,000	421,000
Valuation allowance	-	(421,000)	(421,000)

Net deferred tax asset	$ 649,400	$ -	$ 649,400

The components of the Company’s deferred tax asset as of December 31, 2005 are as follows:

	U.S. Companies	Mexican Companies	Total
Total taxable net operating loss carry forward	$ (2,053,400)	$ (514,500)	$ (2,567,900)
December 31, 2005 – US rate 35%	718,700	-	718,700
December 31, 2005 – MX rate 30%	-	154,350	154,350
Valuation allowance	(718,700)	(154,350)	(873,050)

Net deferred tax asset	$ -	$ -	$ -

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  As disclosed above, the Company generated NOLs in Mexico of approximately $1,450,900 with an estimated tax benefit of $421,000.  Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at December 31, 2006.

As of December 31, 2005 we had a cumulative net operating loss of approximately $2,053,400 for which we fully reserved for.  As of December 31, 2006 we have generated net income before taxes from our U.S. operations of approximately $198,000 (net of unrealized losses on marketable securities), and we believe that we will have ample net income throughout 2007 to utilize most of our historical NOLs.  As such, we have recorded a deferred tax benefit of $649,400 relating to our U.S. operations.

Note 7.

Short-term convertible debt

May – July 2005, the Company entered into short-term convertible debt agreements with an independent third party accumulating to $25,000.  The debt carries simple interest of 6% per annum from the date of advance and the debt, plus any accrued interest, may be converted into common stock of the Company at $0.03 per share at the option of the holder for one year from the date of advance.  After the conversion rights to this debt expired the debt holder attempted to convert his notes but was advised by the Company that his conversion rights had expired.  In January 2007, the Company filed suit against the debt holder seeking a ruling that the Company did not owe any shares to the debt holder.  The lawsuit was settled in February 2008 for 850,000 shares.

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

The Company recognized approximately $32,000 in discount on debt due to the beneficial conversion feature of the debt described above.  As of December 31, 2006 and 2005, the Company has accreted $14,283 and $17,550, respectively, of the debt discount as additional interest for the debt described above.

Note 8.

Payments from Joint Venture Partners for Options to Purchase Mine Interest

	December 31,	December 31,
Property	2006	2005
Las Minitas	$ -	$ -
Lluvia de Oro	1,324,865	-
Pichaco	1,242,500	-
La Millionaria	425,000	-
La Currita	1,100,000	-
	4,092,365	-
Less: current portion	(2,767,500)	-
	$ 1,324,865	$ -

As noted through out Note 4a above, we have entered into agreements on several of our mining concessions to sell percentage interests in our mining concessions.  Until all payments in accordance with each agreement is made and our joint venture partners have earned their full right to the property, or they trigger default in which we can record all funds as other income, we will record the funds received as part of the “Payments received from joint venture partners for options to purchase interests in mining properties”.

Note 9.

Balances and transactions with related parties

Balances with related parties are as follows:

	December 31,	December 31,
	2006	2005
Due to related parties	$ 142,644	$ 8,286
Due to Paramount	-	378,000
Loans to officers	324,500	305,500

Less: discount on loans from officers due to
beneficial conversion feature of convertible debt	(125,222)	(127,865)
	$ 341,922	$ 563,921

As of December 31, 2006 the Due to Paramount Gold Mining Corp. has been recorded as part of the gain on the sale of joint venture interest.  At December 31, 2005, we had received these funds as payments toward this.

As of December 31, 2006, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

•

New loans of $115,000 were received from officers that are convertible to common stock of the Company, resulting in $115,000 in related debt discount charged to additional paid-in capital.  The loans are unsecured and consist of $4,868 accrued interest.  Interest-bearing loans earn interest at 6% per annum from the date of advance.  The debt may be converted into common stock of the Company at $0.03 per share at the option of the officers for one to two years from the date of advance.

•

The conversion feature of an officer loan vested as of January 1, 2006, resulting in $69,500 of debt discount charged to additional paid-in capital.

•

Approximately $157,000 of debt discount was accreted to interest expense related to loans from officers as of December 31, 2006.

•

Officer loans totalling $96,000 were converted to 3,200,000 common stock as of December 31, 2006.

As of December 31, 2005, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

•

Officers of the Company loaned $305,500 that are convertible to common stock of the Company.  The loans are unsecured and consist of $8,286 of accrued interest.  Interest-bearing loans earn interest at 6% per annum from dates of advance and the debt may be converted into common stock of the Company at $0.03 per share at the option of the officers for one to two years from the date of advance.

•

All conversion features vested as of January 1, 2005, or if issued in 2005, as of the date of the promissory note.  The Company recognized approximately $174,500 in discount on debt due to the beneficial conversion feature of the debt described above.  As of December 31, 2005, the Company has accreted $46,802 of the debt discount as additional interest for the debt described above.

Officers are owed $9,741 and $38,647 in accrued expenses at December 31, 2006 and 2005. Amounts are non interest-bearing.

Directors and officers of the Company provided consulting services to the Company, which were $236,050 and $144,000 for the year ended December 31, 2006 and 2005.

The Company issued 4,282,984 shares of common stock valued at $160,000 to related parties for consulting services performed in the 2005.  No shares were issued for services to related parties in 2006.

All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount.

The change in other due to related parties is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers or changed into a loan at period end.

Subsequent to period end $190,000 of debt, excluding interest, was converted to common stock.

Note 10.

Commitments and contingencies

The Company leases a facility in Mexico.  The lease expired December 31, 2006 but contains yearly renewal options, which the Company has exercised.

Note 11.

Stockholder’s Equity

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

During the year ended December 31, 2006, the Company had the following stock transactions:

•

issued 7,440,433 shares of common stock for cash;

•

issued 2,251,250 shares for services rendered;

•

released $42,000 of stock subscription from the prior and current year; and

•

issued 3,700,000 shares common stock for $191,000 of debt and interest.

Subsequent to December 31, 2006, the Company had the following stock transactions in 2007:

•

issued 6,660,833 shares of common stock for $3,139,500 cash;

•

issued 600,000 shares for services rendered worth $608,000;

•

issued 2,316,667 shares of common stock for $69,500 of debt; and,

•

issued 1,500,000 shares valued at $600,000 for the remaining 3% of Corporacion Amermin, S.A. de C.V.

Subsequent to December 31, 2006, the Company had the following stock transactions in 2008:

•

issued 75,000 shares of common stock for services rendered;

•

issued 850,000 shares of common stock related to a debt settlement; and,

•

issued 7,983,333 shares of common stock for a related party converting his $259,500 of debt to common stock.

Note 12.

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

Revenue since inception for the properties above total $38,895 as of December 31, 2005 with expenses since inception of $13,732. Loss on the disposal totalled $7,679.

The resulting income from operations of these discontinued properties, adjusted for the total loss on the disposal, are pre-tax as the Company has reoccurring net losses and determined that there would not be an effective tax result.

Note 13.

Business Combination

On October 1, 2006 (as amended), the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V. (“La Escuadra”) in the amount of $1,369,565.  October 1, 2006 represents the date that the Company took possession of the underlying assets.   The operating results of La Escuadra are reported in the Company’s results of operations beginning with that date.  La Escuadra primary operations consist in the exploration and development of resource properties in Mexico, and include 2 mining concessions referred to in Note 4a above as Dos Amigos and Unification Rey de Oro, and related equipment.

The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations”.  The total purchase price was allocated as follows:

Recoverable value-added taxes	$ 175,435
Other current assets	5,579
Equipment	774,780
Mining concessions (Dos Amigos and Unification Rey de Oro)	1,415,967
Accounts payable	(56,467)
Accrued expenses	(236,637)
Notes payable	(682,160)
Minority interest	(36,932)
Net purchase price	$ 1,369,565

The remaining payments on the debt (including imputed interest) are as follows:

2007	$ 626,962
2008	45,827
2009	119,605
2010	105,411
2010	124,081
$ 1,021,886

Note 14.

Subsequent Events

a)

In April 2007, the Company executed a provisional mining right purchase agreement for the rights to 5 concessions, known as “Curcurpe”.

The acquisition price of the asset is $2,000,000 plus value-added tax of $300,000 and is payable as follows:

2007	$ 550,000
2008	450,000
2009	600,000
2010	400,000

$ 2,000,000

As of March 11, 2008, all required 2007 payments have been made.

b)

In May 2007 (as amended August 2007 and superseded by a definitive agreement dated November 12, 2007), the Company entered an agreement with Pershimco Resources Ltd. (“Pershimco”)  for the sale of an interest in a joint venture which includes the Las Minitas groupings (“Las Minitas joint venture amended”).

Under the agreement, Pershimco must perform the following to purchase 75% of the Las Minitas joint venture.

•

Make a payment of $180,000 upon execution of the Agreement;

•

Make a payment of $200,000 by September 7, 2007;

•

Make a payment of $250,000 by December 7, 2007;

•

Make a payment of $400,000 by June 9, 2008; and,

•

Make a payment of $400,000 by December 9, 2008.

•

Half of the payments above can be made in shares at a 20% discount to market.

•

Make the remaining property payments.

•

Expend certain monies on the development of the property through June 2011.

•

Issue to Tara Gold 750,000 shares of capital stock, 500,000 of which is due upon execution of the Agreement, 250,000 is due by June 9, 2008.

We received the $180,000, $190,000 and $200,000 toward the property payments and all payments due to Tara as scheduled until September 2007.  At that time Pershmico defaulted on the agreement by missing the subsequent payments.  Subsequently, the Company initiated a call to arbitration to dissolve the agreement and seek possible damages.  On March 14th, 2008, a settlement agreement was executed between the parties resulting in the termination of the Option Agreement dated November 12, 2007. Tara Gold retaining all payments made by Pershimco; all mineral claims being transferred to Tara Gold; all geological data including drill core being surrendered to Tara Gold; all permanent fixtures and infrastructure become the property of Tara Gold. Once Pershimco has satisfied the terms of the Settlement Agreement, Pershimco shall receive a 1% NSR on the total claim package, with a provision for Tara Gold to purchase that 1% NSR for $500,000 with no time restrictions.

c).

In November 2007, La Camera Mining, Inc. (“La Camera”), for the sale of an interest in a joint venture which includes Curcupe, La Millionaria and the Picacho Groups (including Dos Amigos, Unification Rey de Oro and the 6 other Picacho properties).

Under the agreement La Camera must perform the following:

Curcupe to earn a 70% interest:

▪

Make a payment of $350,000 on or before May 1, 2008 and beginning 2009 pay $250,000 yearly until a bankable feasibility study is produced;

▪

Make the remaining property; and

▪

Commit to spending $750,000 the first year and $1,250,000 yearly there after up to and including 2010.

La Millionaria to earn a 70% interest:

▪

Make a payment of $350,000 on or before May 1, 2008 and beginning 2009 pay $250,000 yearly until a bankable feasibility study is produced;

▪

Make the remaining property and royalty payments; and

▪

Commit to spending $750,000 the first year and $1,250,000 yearly there after up to and including 2010.

Picacho Groups to earn a 70% interest:

▪

Make a payment of $1,000,000 on or before December 15, 2007;

▪

Make a payment of $1,000,000 on or before May 1, 2008;

▪

Make a payment of $500,000 on or before December 31, 2008;

▪

Make a payment of $1,000,000 on or before December 31, 2009;

▪

Make a payment of $1,000,000 on or before December 31, 2010;

▪

Make the remaining property payments;

▪

Commit to spending $1,250,000 for the first year and $2,000,000 yearly there after for exploration and development costs until a bankable feasibility is reached at a minimum production threshold;

▪

Commit to purchase 4 additional titles within the boundaries of the Picacho Property; and

▪

Expend a minimum of $900,000 in capital expenditures to refurbish existing facilities and return the property to production by June 30, 2008.

La Camera will retain 70% of the cash flow from the Picacho Groups from the start of production.

In all of the property joint ventures above, the Company’s 30% interest cannot be diluted.

d)

On February 1, 2007, Tara Minerals adopted the following stock option plans:

▪

Incentive Stock Option Plan

▪

Nonqualified Stock Option Plan

▪

Stock Bonus Plan

Also, on February 1, 2007, the Company authorized 1,000,000 options with an exercise price of $0.05 to two of the Tara Mineral’s Officer’s for compensation which expire February 1, 2010.

e)

In the first quarter of 2008, Tara Minerals authorized a private placement of its common stock of up to 833,334 shares of stock at $0.60 per share for a total of $500,000.  The common shares were issued with one full warrant exercisable for two years with a strike price of $0.90 for one year and $1.20 for year two.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day April, 2008.

TARA GOLD RESOURCES CORP.

By  /s/ Francis Richard Biscan, Jr.

Francis Richard Biscan, Jr., President

By   /s/ Clifford A. Brown

Clifford A. Brown, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Title

  Date

/s/ Francis Richard Biscan, Jr.

Francis Richard Biscan, Jr.

Director

April 4, 2008

/s/ Clifford A. Brown

Clifford A. Brown

Director

April 4, 2008

1