Form 10QSB
period 2007-03-31
TARA GOLD RESOURCES CORP.
filed 2008-04-22
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007.

OR

/  /

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-27715

TARA GOLD RESOURCES CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

             Nevada

       90-0316566

(State or other jurisdiction of

   (I.R.S. Employer

incorporation or organization)

  Identification No.)

     2162 Acorn Court, Wheaton, IL

        93010

(Address of principal executive offices)

     (Zip code)

Issuer's telephone number: (630) 462-2079

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [  ]          No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)       Yes  [  ]          No  [X]

At April 21, 2008, there were 101,607,618 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:   Yes  [  ]       No  [X]

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2007

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

	March 31,2007,	December 31, 2006,
Assets
Current assets:
Cash and cash equivalents	$ 4,640	$ 1,590
Trade receivables	-	13
Other receivables, net of $0 and $16 of allowance as of March 31, 2007
and December 31, 2007, respectively	2,958	2,645
Due from related parties, net of $162 of to related parties as of March 31, 2007	81	-
Marketable securities	897	1,633
Notes receivable	10	382
Deferred tax asset, short term	268	649
Other current assets	18	4
Total current assets	8,872	6,916
Property, equipment, and mine development, net of accumulated depreciation of
$35 and $19 as of March 31, 2007 and December 31, 2006, respectively	16,557	16,906
Deposits	246	168
Total	$ 25,675	$ 23,990
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 17	$ -
Accrued expenses	1,767	1,130
Short-term convertible debt	-	25
Note payable, current	2,531	4,188
Payments from joint venture partner for options to purchase mine interest	2,441	2,767
Deferred joint venture fee income	17	29
Due to related parties	-	342
Total current liabilities	6,773	8,481

Long term liabilities:
Long-term accrued liabilities	1,519	1,589
Payments from joint venture partner for options to purchase mine interest	1,625	1,325
Long-term note payable	9,864	10,015
Total liabilities	19,781	21,410
Minority Interest	2,446	343
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock; $.001 par value 100,000,000 shares authorized
89,305 and 83,938 issued and outstanding	89	84
Additional paid-in capital	6,762	4,847
Stock subscribed	27	-
Retained accumulated deficit during exploration stage	(2,875)	(2,207)
Other comprehensive loss	(555)	(487)
Total stockholders’ equity	3,448	2,237
Total	$ 25,675	$ 23,990

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

			From
			inception
	For the Three Months Ended		December 5,
	March 31,		2000 to
	2007	2006	March 31, 2007
Revenues:
Revenue from website development and software	$ -	$ -	$ 168
Sales	121	-	264
	121	-	432
Cost of Revenue:
Exploration expenses	593	-	609
Gross Margin	(472)	-	(177)

Costs and expenses:
Other operating, general, and administrative expenses	860	447	4,458
Professional fees	469	-	1,056
Total operating, general, and administrative expenses	1,329	447	5,514
Operating loss	(1,801)	(447)	(5,691)

Other (income) expense:
Interest (income)	(17)	(40)	(82)
Interest expense	39	172	436
Loss on disposal of assets	-	-	397
(Gain) loss on extinguishment of debt	(500)	-	(821)
Loss on deconsolidation of joint venture	195	-	195
(Gain) on sale of joint venture interest	-	(1,066)	(1,066)
(Gain) on dissolution of joint ventures	(1,275)	-	(1,750)
Realized loss on the sale of marketable securities	209	-	209
Other Income	(167)	-	(188)
	(1,516)	(934)	(2,670)
Minority Interest	3	-	8
(Loss) income before income taxes	(282)	487	(3,013)
Income tax provision (benefit), net	386	(489)	(121)
(Loss) income from continuing operations	(668)	976	(2,892)

Discontinued operations:
Income from operations of discontinued oil properties (including loss on disposal of $7,679)	-	-	17
Net (loss) income	(668)	976	(2,875)

[CONTINUED]

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

			From
			inception
	For the Three Months Ended		December 5,
	March 31,		2000 to
	2007	2006	March 31, 2007

Other comprehensive income:
Foreign currency translation	(10)	(25)	(48)
Unrealized (loss), net on marketable securities	(58)	(105)	(507)

Comprehensive (loss) income	$ (736)	$ 846	$ (3,430)

Net income (loss) per share – basic	$ (0.01)	$ 0.01

Weighted Average Number of Common Shares Outstanding – basic	84,527,341	77,000,116

Net income (loss) per share – dilutive	$ (0.01)	$ 0.01

Weighted Average Number of Common Shares Outstanding - dilutive	84,527,341	83,849,995

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of U.S. Dollars)

	For the Three Months Ended		From inception
	March 31,		December 5, 2000 to
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$ (668)	`$ 976	$ (2,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16	2	239
Allowance for doubtful accounts	(16)	-	-
Allowance for mining deposits deemed uncollectible	-	29	28
Common stock issued for services and other expenses	226	243	1,110
Loss on deconsolidation of joint venture	195	-	195
Non-cash expense due to deconsolidation of joint venture	216	-	-
Gain on sale of joint venture interest	-	(1,259)	(1,259)
Gain on dissolution of joint venture	(370)	-	(370)
Gain on extinguishment of debt, net	-	-	(321)
Loss on disposal of oil & gas properties	-	-	8
Income tax provision (benefit)	381	(489)	(268)
Minority interest in net income	(3)	-	(8)
Amortization of beneficial conversion	32	62	298
Loss on the disposal of assets	-	-	219
Changes in operating assets and liabilities:
(Increase) in accounts receivable	13	-	-
(Increase) in other receivable IVA	(305)	-	(491)
(Increase) decrease in other receivable	8	(88)	(12)
(Increase) decrease in prepaid expenses	-	39	-
(Increase) decrease in other current assets	(14)	-	(18)
Increase (decrease) in accounts payable	17	-	17
Deferred joint venture income (annual payment)	(12)	-	17
(Increase) decrease in accrued expenses	639	(8)	1,276

Net cash provided by (used in) operating activities	355	(493)	(2,215)

Cash flows from investing activities:
Purchase of fixed assets and proved oil & gas properties		-	(196)
Proceeds from discontinued operations	-	-	202
Purchase of mining equipment and furniture and fixtures	(164)	-	(265)
Proceeds from the sale of marketable securities	638	-	638
Purchase of mining concession	(8)	(59)	(709)
Deposits	(78)	(62)	(274)
Proceeds from note receivable payments	372	-	375
Payments provided for notes receivable	-	(40)	(385)

Net cash provided by (used in) investing activities	760	(161)	(614)

Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	72
Payment toward short term convertible debt	-	(5)	(22)
Payment toward notes payable	(2,095)	(193)	(3,757)
Payments toward long-term accrued liabilities	-		(162)
Share subscriptions received/released	-	7	-
Change in due to/from related parties, net	(385)	168	1,243
Minority interest in net assets of consolidated subsidiaries	2,417	311	2,417
Payments from joint venture partners	174	-	3,289
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common Stock issued for cash	1,625	331	4,237

Net cash provided by financing activities	1,736	619	7,308

Effect of exchange rate changes on cash	199	(25)	161

Cash and cash equivalents:
Net increase for the period	3,050	(60)	4,640
Beginning of the period	1,590	82	-

End of period	$ 4,640	$ 22	$ 4,640

[CONTINUED]

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

	For the Three Months Ended		From inception
	March 31,		December 5, 2000 to
	2007	2006	March 31, 2007
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ 143	$ 10	$ 260
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS
Conversion of debt to common stock	$ 70	$ 116	$ 782
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share receivable for services	$ -	$ 35	$ -
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ 50	$ 6,763	$ 14,284
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ 185	$ 175
Recoverable value-added taxes	$ -	$ 1,081	$ 180
Receipt of stock for Joint Venture Payments	$ 169	$ -	$ 1,147

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2007 and December 31, 2006, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of the common stock of Corporacion Amermin, S.A. de C.V., which operates in Mexico.  In May 2006, the Company established Tara Minerals Corp, which it owns 99.9% of American Metal Mining which operates in Mexico.  In October 2006, the Company acquired 97% of the common stock of Compañía Minera La Escuadra, S.A. de C.V., which operates in Mexico.  In October 2007, the Company acquired the additional 3% of the common stock of Corporacion Amermin, S.A. de C.V. for 1,500,000 shares valued at $600,000.

Our subsidiary Tara Minerals Corp. has a year end of October 31.  Included in this consolidation is the Tara Minerals Corp. year to date financial results as of January 31, 2007.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources, Corp. and, unless the context indicates otherwise its consolidated subsidiaries.  The Company’s subsidiaries include Corporacion Amermin, S.A. de C.V. (“Amermin”), Tara Minerals Corp., American Metal Mining and Compañía Minera La Escuadra, S.A. de C.V. (“La Escuadra”).

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the three months ended March 31, 2007 (denoted in Mexican pesos per one U.S. dollar):

2007
Current exchange rate at March 31,	Ps. 11.0507
Weighted average exchange rate for the three months ended March 31,	Ps. 11.0150

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at March 31, 2007 or December 31, 2006.

All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $897,400 and $1,632,500 in marketable securities at March 31, 2007 and December 31, 2006, respectively.  These marketable securities had a cost basis of $1,403,965 as of March 31, 2007. In accordance with Statement of Financial Accounting Standard No. 130 – Reporting Comprehensive, we have accounted for unrealized gain (loss) as a component of other comprehensive

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

income. An unrealized loss of $57,565 and $449,000 was recorded in other comprehensive income for the three months ended March 31, 2007 and December 31, 2006.

In the quarter ended March 31, 2007, we sold marketable securities realizing a loss of $209,300.

Investments in Unconsolidated Entities

For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used.

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

At March 31, 2007, the Company had a net loss resulting in no dilution of any common stock equivalents, such as convertible debt or warrants.  The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares as of March 31, 2006:

	For the Three Months Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ 975,532
Income available to common stockholders	$ 975,532	77,000,116	$ 0.01

Warrants		992,100
Convertible Debt	-	5,857,778

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 975,532	83,849,995	$ 0.01

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48,

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

“Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

As of January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position,  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits.  No benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

Note 2.

Stockholder’s Equity

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.001.

*In the first quarter of 2007, the Company issued 5,366,667 shares of common stock. These shares were issued for the following reasons:

▪

Cash sales through exercise of warrants: 2,850,000 shares for $1,624,500, an average price of $0.57 per share.

▪

Shares issued for services: 200,000 shares for $226,000, an average price of $0.11 per share.

▪

Conversion of loans to stock:  2,316,667 shares for $69,500, an average price of $0.03 per share.

During the first quarter, our Stock Subscription Receivable increased in total of $27,000 toward a convertible note plus accrued interest.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.

Income Taxes

The income tax benefit components are as follows.  This amount differs from the amount of income tax determined by the applying the U.S. federal tax rates of 35% to pretax income from continuing operations for the period ended March 31, 2007 due to the following:

	U.S. Companies	Mexican Companies	Total
Cumulative Net Loss, December 31, 2006
(inclusive of gain on discontinued operations)	$ (1,406,500)	$ (1,451,000)	$ (2,857,500)
March 31, 2007 net income	639,700	-	639,700
March 31, 2007 net loss	-	(834,300)	(834,300)

Total taxable net operating loss carry forward	$ (766,800)	$ (2,285,300)	$ (3,052,100)

The components of the Company’s deferred tax asset as of March 31, 2007 are as follows:

	U.S. Companies	Mexican Companies	Total

Total taxable net operating loss carry forward	$ (766,800)	$ (2,285,300)	$ (3,052,100)
March 31, 2007 – US rate 35%	$ 268,400	$ -	$ 268,400
March 31, 2007 – MX rate 29%	-	640,000	640,000
Valuation allowance	-	(640,000)	(640,000)

Net deferred tax asset	$ 268,400	$ -	$ 268,400

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  As disclosed above, the Company generated NOLs in Mexico of approximately $2,285,300 with an estimated tax benefit of $640,000.  Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at March 31, 2007.

As of March 31, 2007 we have generated net income before taxes from our U.S. operations of approximately $639,700, and we believe that we will have ample net income between 2006 and 2007 to utilize most of our historical NOLs.  As such, we have recorded a deferred tax benefit of $268,400 relating to our U.S. operations.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Upon adoption of FIN 48 as of January 1, 2007, the Company believes that it had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At March 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.   The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction, certain states in the United States and certain foreign jurisdictions.  The Company has recently filed its US federal return for the year ended December 31, 2005, tax year 2007 and 2006 remain open.  We have filed our Mexico tax return through December 31, 2006.

Note 4.

Mining Concessions

Changes that occurred as of March 31, 2007 to our mining concessions are disclosed below.  Information about our mining concessions should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

a.

On May 12, 2005, the Company executed a provisional mining right purchase agreement for the rights to 12 concessions, known as “San Miguel”.

The acquisition price of the assets was $700,000.  We also capitalized an extension payment and an option to purchase payment, totaling $22,000, making the effective price of the property grouping $722,000.

On March 16, 2007, Paramount formally notified the Company that it had expended the required $2.5 million of exploration development expenses to earn their 70% interest in the joint venture.  These expenses have been fully reviewed by Company management and agreed to with the notation that Paramount owed additional consideration under the agreement to effectively purchase their 70% interest in the mining concession.  The final payment for the concession was received by June 30, 2007 at which time the effective ownership percentages became the actual ownership percentages.

As of March 31, 2007 the effective San Miguel joint venture ownership is 70% Paramount, 30% Tara Gold Resources Corp.  Although both Tara Gold and Paramount maintain joint control over the joint venture, the Company’s ownership percentage decreased to an amount that is more in line with an equity investment and not consolidation.  Accordingly, the joint venture has been deconsolidated from our financial statements and the equity method has been applied to account for the Company’s investment in the San Miguel joint venture.

Under the equity method, the Company’s percentage interest in the net assets and results of operations of the San Miguel joint venture is presented as a single line on the balance sheet unless the value in the investment account is zero due to

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

continued losses from the investment.  At March 31, 2007, the Company’s investment in the San Miguel joint venture on our balance sheet was $0.  Due to the deconsolidation, the Company recognized a loss of $195,000.  The Company invested another $250,000 in cash in the joint venture as of March 31, 2007 and picked up non-cash expenses of $216,600 included in exploration expenses.

The remaining payments on the debt related to this property to Paramount at March 31, 2007 is as follows:

2007	$ 60,000
2008	30,000
$ 90,000

In December 2007, the remaining debt for this property to Paramount was waived.

b.

On May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. for the rights to 4 concessions, known as “La Currita”.

The acquisition price of the concessions was $1,200,000 plus value-added tax of $180,000.  As of May 2007 the acquisition price and the related value added tax had been paid in full.

In May 2006, the Company, through its Mexican subsidiary Amermin, entered into a joint venture agreement with Raven Gold Corp. (“Raven”) with respect to the La Currita Groupings (“La Currita joint venture”).  The agreement was ratified in August 2006, and amended in March 30, 2007.

Under the original agreement, Raven was to pay cash and issue shares of its common stock to the Company to purchase a 25% interest in the joint venture.  Raven was also required to provide a $500,000 loan for start-up costs.  Raven made the following payments:

▪

Second quarter 2006:  $125,000 for joint venture interest;

▪

Third quarter 2006:  $50,000 for joint venture interest;

▪

Fourth quarter 2006:  $425,000 for joint venture interest; $500,000 loan for start up loan;

▪

First quarter 2007: $200,000 for joint venture interest; and,

▪

Second quarter 2007:  $50,000 for joint venture interest.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 3, 2007, the Company entered into a new agreement with Raven pertaining to the La Currita joint venture.  The May 3, 2007 agreement provided that the payments received pursuant to the prior agreements, as well as the $500,000 loan for start up costs, were forfeited or forgiven.  Since the Company was not required to refund any amounts to Raven, the Company recognized the $800,000 received under the prior agreements as Gain on Dissolution of Joint Ventures and recognized a $500,000 Gain on Extinguishment of Debt as of March 31, 2007.

In accordance with the terms of the new joint venture agreement, Raven acquired a 25% interest in the La Currita prospect by paying $605,000, and delivering 500,000 shares of its restricted common stock, to the Company in the second quarter of 2007.

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

On October 3, 2007 Raven notified the Company of its intent to increase its percentage to 40% and delivered an additional 500,000 common shares to the Company.  As of April 15, 2008 Raven has not earned its 40% interest.

c.

On March 23, 2006, the Company executed a provisional asset mining right purchase agreement for the rights to 4 concessions, known as the “Lluvia de Oro”.   On January 2, 2007, the agreement was modified to adjust the payment schedule for the properties.  The Company took possession of the property as of March 31, 2006 and as a result of the amended agreement has made all necessary payments through April 15, 2008.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

The acquisition price of the asset is $4,000,000 plus value-added tax of $600,000.  Payments remain as follows:

2007	$ 1,262,767
2008	2,415,630
$ 3,678,397

As of March 31, 2007, we have imputed interest of $184,100 remaining on the note, resulting in total asset capitalization of $3,679,372 and note amount of $3,678,397.  As of April 15, 2008, all necessary payments in 2008 have been made.

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

As of April 15, 2008 Columbia had made all required payments.

d.

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

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2007, we have imputed interest of $317,629 remaining on the note, resulting in total asset capitalization of $2,606,713 and total note amount of $2,845,300.  As of April 15, 2008, all necessary payments in 2008 have been made.

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

In May 2007 (as amended August 2007 and superseded by a definitive agreement dated November 12, 2007), the Company entered an agreement with Pershimco Resources Ltd. (“Pershimco”)  for the sale of an interest in a joint venture with the Las Minitas groupings.

Under the agreement, Pershimco was required to perform the following to purchase 75% of the Las Minitas joint venture.

•

Make a payment of $180,000 upon execution of the Agreement;

•

Make a payment of $200,000 by September 7, 2007;

•

Make a payment of $250,000 by December 7, 2007;

•

Make a payment of $400,000 by June 9, 2008; and,

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

•

Make a payment of $400,000 by December 9, 2008.

•

Half of the payments above can be made in shares at a 20% discount to market.

•

Make the remaining property payments.

•

Expend certain monies on the development of the property through June 2011.

•

Issue to the Company 750,000 shares of capital stock, 500,000 of which is due upon execution of the Agreement, 250,000 is due by June 9, 2008.

The Company received the $180,000, $190,000 and $200,000 toward the property payments and all payments due to the Company as scheduled until September 2007.  At that time Pershmico defaulted on the agreement by missing the subsequent payments.  Subsequently, the Company initiated a call to arbitration to dissolve the agreement and seek possible damages.  On March 14, 2008, a settlement agreement was executed between the parties resulting in; the termination of the Option Agreement dated November 12, 2007, the Company retaining all payments made by Pershimco; the transfer of all mineral claims to the Company; the surrender of all geological data (including drill core) to the Company; all permanent fixtures and infrastructure becoming the property of the Company.  Once Pershimco has satisfied the terms of the Settlement Agreement, Pershimco shall receive a 1% NSR on the total claim package, with a provision for the Company to purchase the 1% NSR for $500,000 at any time.

e.

On October 17, 2006, the Company executed a mining right purchase contract for the rights to 13 concessions, known as “Distrito Minero Choix” or “Pilar De Mocoribo”. The sales price of the asset, as amended, is $800,000 plus value-added tax of $120,000.  Payments remaining are as follows:

2007	$ 261,962
2008	471,903

$ 733,865

As of March 31, 2007, we have imputed interest of $46,135 remaining on the note, resulting in total asset capitalization of $753,864 and note amount of $733,864.  As of April 15, 2008, all necessary payments in 2008 have been made.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp.

f.

In October 2006, the Company executed a mining right purchase contract for the rights to 3 concessions, known as the “Don Roman Prospect”.  The sales price of

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

the asset, as amended, is $521,739 plus value added tax of $78,261.  The purchase price was paid in full in January 2007.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp.

g.

In October 2006, the Company executed a mining right purchase for the rights to the 2 concessions, known as the “Las Nuvias Prospect”.  The sales price of the asset, as amended is $100,000 plus value added tax of $15,000.  The purchase price was paid in full in January 2007.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp.

h.

In January 2007 (as amended), the Company finalized a mining right purchase for the rights to the six concession, known as “Pichaco”.  Although the agreement was finalized in January 2007, the Company took physical possession of the properties concurrent with the purchase of Compañía Minera La Escuadra, S.A. de C.V. of October 1, 2006.

The amended acquisition price of the asset is $5,630,435 plus value-added tax of $844,565 and is payable as follows:

2007	$ 127,143
2008	1,322,500
2009	1,380,000
2010	1,593,571
2011	2,051,786
$ 6,475,000

As of March 31, 2007, we have imputed interest of $710,174 remaining on the note, resulting in total asset capitalization and note amount of $5,764,825.  As of April 15, 2008, all necessary payments in 2008 have been made.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subsequent to Lateegra not making their required payments under the agreement, the Company Lateegra and La Camera Mining, Inc. reached a settlement agreement which enabled La Camera Mining, Inc. to enter into a joint venture agreement on this property.  See Note 8 below.

Note 5.

La Millionaria Joint Venture

In October 2006, the Company signed a non-binding letter of intent with Gold and Silver Minerals Corp. (“GSMC”) providing GSMC the option to acquire a 25% interest in the La Millionaria property (“La Millionaria joint venture”).

Under the original agreement, GSMC was to pay cash and provide their common shares to purchase a 25% interest in the joint venture.  GSMC made the following payments:

•

Second quarter 2006:  issuance of 1,000,000 common shares of GSMC for joint venture interest which was received by the Company in October 2006, valued at $370,000;

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

•

Third quarter 2006:  $55,000 for joint venture interest;

•

First quarter 2007:  $50,000 for joint venture interest;

Due to non-performance under the agreement as of March 31, 2007 GSMC was in default under the agreement.  The Company’s agreement with GSMC was cancelled on June 29, 2007.  Since the Cancellation Agreement did not require the Company to return the cash payments or shares to GSMC, the Company recognized the payments of $105,000, as well as the value of the 1,000,000 shares ($370,000), received from GSMC as Gain on Dissolution of Joint Ventures ($475,000).

As of March 31, 2007 GSMC did not have an ownership percentage in the La Millionaria joint venture.

This mining concession has been included in the La Camera Mining, Inc. joint venture agreement, see Note 8.

Note 6.

Minority Interest

In the first quarter of 2007 our subsidiary Tara Minerals Corp. authorized a private placement of its common stock of up to 6,000,000 shares of stock at $0.50 per share for a total of $3,000,000.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.  As of January 31, 2007 the Company has collected $2,417,100 in Share Stock Subscribed representing 4,834,200 common shares subscribed.  Subsequent to January 31, 2007 the Company collected an additional $102,500 and issued an additional 205,000 shares of common stock in Share Stock Subscriptions.

Note 7.

Balances and transactions with related parties

Balances with related parties are as follows:

	March 31, 2007		December 31, 2006
Due to related parties-
Due to (from) related parties, net	$ (242,611)		$ 142,644
Loans to officers	255,000	(1)	324,500
	12,389		467,144
Less: discount on loans from
officers due to beneficial
Conversion feature of convertible debt	(93,320)	(1)	(125,222)
Due (from) to related parties	$ (80,931)		$ 341,922

(1)  $161,680

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2007, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

Officer loans totaling $69,500 were converted to common stock as of March 31, 2007.

▪

Through our subsidiary Tara Minerals, we recorded $282,307 in due from related parties that are secured with promissory notes which are due May 2007.

The change in other due to related parties is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers or changed into a loan at period end.

Note. 8

Subsequent Events

a.

Subsequent to quarter end the Company authorized issuance of its common stock as follows:

▪

Second quarter 2007: issued 593,333 shares for $178,000 for the exercise of warrants; 200,000 shares for $212,000 for services

▪

Third quarter 2007: issued 1,000,000 shares for $450,000 for the exercise of warrants; 200,000 shares for $170,000 for services.

▪

Fourth quarter 2007: issued 2,217,500 shares for $887,000 for cash; 1,500,000 shares for $600,000 for the purchase of the additional 3% ownership of our subsidiary Corporación Amermin, S.A. de C.V.

▪

First quarter 2008:  issued 75,000 shares for 31,500 cash, 850,000 shares for the payment of stock subscription payable of $27,200, and 5,666,666 shares for the conversion of a related party note for $190,000.

All shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

b

In November 2007, La Camera Mining, Inc. (“La Camera”), for the sale of an interest in a joint venture which includes Curcupe, La Millionaria and the Picacho Groups (including Dos Amigos, Unification Rey de Oro and the 6 other Picacho properties).

Under the agreement La Camera must perform the following:

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of April 15, 2008, La Camera has made all required payments.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

c.

On February 1, 2007, Tara Minerals adopted the following stock option plans:

▪

Incentive Stock Option Plan

▪

Nonqualified Stock Option Plan

▪

Stock Bonus Plan

Also, on February 1, 2007, the Company authorized 1,000,000 options with an exercise price of $0.05 to two of the Tara Mineral’s Officer’s for compensation which expire February 1, 2010.  As the fiscal quarter end for Tara Minerals is January 31, 2007, the accounting for this will be included in the Tara Minerals April 30, 2007 quarter end which is consolidated with the Tara Gold Resources Corp. June 30, 2007 period end.

d.

In the first quarter of 2008, Tara Minerals Corp. authorized a private placement of its common stock of up to 833,334 shares of stock at $0.60 per share for a total of $500,000.  The common shares were issued with one full warrant exercisable for two years with a strike price of $0.90 for one year and $1.20 for year two.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

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

During the three months ended March 31, 2007 and 2006 Tara Gold did not have any revenues.

During the three months ended March 31, 2006 Tara Gold was relatively inactive, having discontinued its oil and gas operations in early 2005.  Consequently, general and administrative expenses for this period were less than those in the three months ended March 31, 2006.

During the three months ended March 31, 2007 Tara Gold was actively involved in conducting exploration work on its mining properties.  As a result, Tara Gold’s expenses during the three months ended March 31, 2007 were significantly higher than those during the three months ended March 31, 2006.

During the three months ended March 31, 2007 Tara Gold recorded a gain of $500,000 on the extinguishment of debt and a gain of $1,275,000 on the dissolution of two joint ventures. See Note 4(b) and Note 5 to the financial statements filed as part of this report for further information.

During the three months ended March 31, 2007 Tara Gold’s operations provided $355,000 in cash.  During this same period Tara Gold invested $172,000 in mining properties and equipment; made loan repayments of $2,480,000, and made deposits of $78,000 toward the payment of mining properties.  Tara Gold satisfied its cash requirements for the period primarily through:

•

sale of the securities of unrelated third parties

•

sale of its common stock

•

payments from joint venture partners

Tara Gold did not have any off balance sheet arrangements as of March 31, 2006 or 2007.

Tara Gold anticipates that its capital requirements for the twelve months ending March 31, 2009 will be:

Payments for mining properties	$300,000
Mining exploration and development	$1,000,000
General and administrative expenses	$700,000
Total	$2,000,000

The capital requirements shown above do not include any capital required by Tara Minerals, Tara Gold’s subsidiary.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or it may need to cease operations.

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 2 to the financial statements included as part of this report lists the shares of the Company’s common stock which were issued during the three months ended March 31, 2007.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 2.

ITEM 6.  EXHIBITS

Number

Title

10.1

Purchase agreement pertaining to Lluvia de Oro property

10.2

Agreement to dissolve joint venture pertaining to La Millonaria property

31.1

Rule 13a-14(a) Certifications – CEO

31.2

Rule 13a-14(a) Certifications - CFO

32.1

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: April 21, 2008

By: __/s/ Francis Richard Biscan, Jr._____

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: April 21, 2008

By: __/s/ Clifford A. Brown  ___________

Clifford A. Brown

Principal Financial and Accounting Officer