Form 10QSB
period 2007-06-30
TARA GOLD RESOURCES CORP.
filed 2008-05-12
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

OR

/  /

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-29595

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

At April 30, 2008, there were 101,607,618 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:   Yes  [  ]       No  [X]

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2007

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 3,223	$ 1,590
Trade receivables	-	13
Other receivables, net of $0 and $16 of allowance as of June 30, 2007
and December 31, 2006, respectively	3,391	2,645
Due from related parties, net of $185 of to related parties as of June 30, 2007	67	-
Marketable securities	2,785	1,633
Notes receivable	17	382
Deferred tax asset	-	649
Other current assets	24	4
Total current assets	9,507	6,916
Property, equipment, and mine development, net of accumulated depreciation of
$85 and $19 as of June 30, 2007 and December 31, 2006, respectively	18,905	16,906
Deposits	302	168
Total	$ 28,714	$ 23,990
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 24	$ -
Accrued expenses	2,369	1,130
Short-term convertible debt	-	25
Note payable, current	3,650	4,188
Payments from joint venture partner for options to purchase mine interest	3,250	2,767
Deferred joint venture fee income	4	29
Deferred tax liability	194	-
Due to related parties	-	342
Total current liabilities	9,491	8,481
Long term liabilities:
Long-term accrued liabilities	1,501	1,589
Payments from joint venture partner for options to purchase mine interest	1,670	1,325
Long-term note payable	9,808	10,015
Total liabilities	22,470	21,410
Minority Interest	2,582	343
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock; $.001 par value 150,000,000 shares authorized -90,098 and 83,938
issued and outstanding at June 30, 2007 and December 31, 2006, respectively	90	84
Additional paid-in capital	8,315	4,847
Stock payable	27	-
Accumulated deficit during exploration stage	(3,782)	(2,207)
Other comprehensive loss	(988)	(487)
Total stockholders’ equity	3,662	2,237
Total	$ 28,714	$ 23,990

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended		For the Six Months Ended		From inception December 5, 2000 to June 30, 2007
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Revenue from website development and software	$ -	$ -	$ -	$ -	$ 168
Sales	93	-	214	-	357
	93	-	214	-	525
Cost of Revenue:
Exploration expenses	392	-	985	-	1,001
	392	-	985	-	1,001

Gross Margin	(299)	-	(771)	-	(476)

Costs and expenses:
Other operating, general, and administrative expenses	1,825	260	2,685	521	6,283
Professional fees	724	173	1,193	359	1,780
Total operating, general, and administrative expenses	2,549	433	3,878	880	8,063

Operating loss	(2,848)	(433)	(4,649)	(880)	(8,539)

Other (income) expense:
Interest (income)	(25)	(9)	(42)	(49)	(107)
Interest expense	30	46	69	218	466
Loss on disposal of assets	2	-	2	-	399
(Gain) loss on extinguishment of debt	-	(522)	(500)	(522)	(821)
Loss on deconsolidation of joint venture	-	-	195	-	195
(Gain) on sale of joint venture interest	(2,046)	-	(2,046)	(1,066)	(3,112)
(Gain) on dissolution of joint venture	(50)	-	(1,325)	-	(1,800)
Realized loss on the sale of marketable securities	-	-	209	-	209
Other Income	(26)	-	(193)	-	(214)
	(2,115)	(485)	(3,631)	(1,419)	(4,785)

Minority Interest	288	-	291	-	296

(Loss) income before income taxes	(445)	52	(727)	539	(3,458)

Income tax provision (benefit), net	462	(111)	848	(600)	341

(Loss) income from continuing operations	(907)	163	(1,575)	1,139	(3,799)

Discontinued operations:
Income from operations of discontinued oil properties
(including loss on disposal of $7,679)	-	-	-	-	17

Net (loss) income	(907)	163	(1,575)	1,139	(3,782)

[CONTINUED]

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From inception December 5, 2000 to

	2007	2006	2007	2006	June 30, 2007

Other comprehensive income:
Foreign currency translation	54	(76)	44	(100)	6
Unrealized (loss), net on marketable securities	(487)	(177)	(545)	(282)	(994)

Comprehensive income (loss)	$ (1,340)	$ (90)	$ (2,076)	$ 757	$ (4,770)

Net income (loss) per share – basic	$ (0.01)	$ 0.00	$ (0.02)	$ 0.01

Weighted Average Number of Common Shares Outstanding
- basic	90,800,007	80,641,754	87,758,674	78,820,935

Net income (loss) per share – dilutive	$ (0.01)	$ 0.00	$ (0.02)	$ 0.01

Weighted Average Number of Common Shares Outstanding
- dilutive	90,800,000	87,211,589	87,758,674	80,091,301

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of U.S. Dollars)

	For the Six Months Ended		From inception
	June 30,		December 5, 2000
	2007	2006	to June 30, 2007
Cash flows from operating activities:
Net (loss) income	$ (1,575)	$ 1,139	$ (3,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66	4	239
Allowance for doubtful accounts	(16)	(27)	-
Allowance for mining deposits deemed uncollectible	-	28	28
Common stock issued for services and other expenses	439	268	1,322
Stock based compensation	1,164	-	1,164
Loss on deconsolidation of joint venture	195	-	195
Non-cash expense due to deconsolidation of joint venture	216	-	-
Gain on sale of joint venture interest	(1,746)	(1,259)	(3,005)
Gain on dissolution of joint venture	(370)	-	(370)
Gain on extinguishment of debt, net	-	(467)	(321)
Loss on disposal of oil & gas properties	-	-	8
Deferred tax (asset) liability	843	(600)	194
Minority interest in net income	(290)	-	(295)
Amortization of beneficial conversion	55	101	348
Loss on the disposal of assets	-	-	219
Changes in operating assets and liabilities:
Decrease in accounts receivable	13	-	-
(Increase) in other receivable IVA	(452)	(31)	(638)
Decrease (increase) in other receivable	15	3	(5)
Decrease in prepaid expenses	-	33	-
(Increase) decrease in other current assets	(20)	(4)	(24)
Increase in accounts payable	24	-	24
(Decrease) in deferred joint venture income (annual payment)	(25)	-	4
Increase (decrease) in accrued expenses	1,242	(21)	1,878

Net cash used in operating activities	(222)	(833)	(2,817)

Cash flows from investing activities:
Purchase of fixed assets and proved oil & gas properties	-	-	(196)
Proceeds from discontinued operations	-	-	202
Purchase of mining equipment and furniture and fixtures	(171)	(2)	(272)
Purchase of land and office building	(395)	-	(395)
Proceeds from the sale of marketable securities	638	-	638
Purchase of mining concession	(97)	(218)	(798)
Deposits	(134)	(37)	(330)
Proceeds from note receivable payments	365	-	375
Payments provided for notes receivable	-	(382)	(392)

Net cash provided by (used in) investing activities	206	(639)	(1,168)

Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	72
Payment toward short term convertible debt	-	(5)	(22)
Payment toward notes payable	(3,251)	(346)	(4,913)
Payments toward long-term accrued liabilities	-	-	(161)
Share subscriptions received/released	-	13	-
Change in due to/from related parties, net	(394)	143	1,257
Minority interest in net assets of consolidated subsidiaries	2,840	311	2,840
Payments from joint venture partners	399	845	3,514
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common Stock issued for cash	1,802	560	4,415

Net cash provided by financing activities	1,396	1,521	6,993
Effect of exchange rate changes on cash	253	(100)	215
Cash and cash equivalents:
Net increase for the period	1,633	(51)	3,223
Beginning of the period	1,590	82	-

End of period	$ 3,223	$ 31	$ 3,223

 [CONTINUED].

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

	For the Six Months Ended		From inception
	June 30,		December 5, 2000
	2007	2006	to June 30, 2007
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 290	$ -	$ 407
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ 70	$ 116	$ 782
Share receivable for debt	$ 27	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share
receivable for services	$ -	$ 42	$ -
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ 1,957	$ 7,008	$ 16,191
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ 185	$ 175
Recoverable value-added taxes	$ 293	$ 1,081	$ 180
Purchase of Compañía Minera La Escuadra, S.A. de C.V. with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments	$ 798	$ -	$ 1,776

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2007 and December 31, 2006, the condensed consolidated results of its operations and cash flows for the three months and six months ended June 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. In April 2005, the Company acquired 97% of the common stock of Corporacion Amermin, S.A. de C.V., which operates in Mexico.  In April 2006, the Company established Tara Minerals Corp, which it owns 99.9% of American Metal Mining which operates in Mexico.  In October 2006, the Company acquired 97% of the common stock of Compañía Minera La Escuadra, S.A. de C.V., which operates in Mexico.  In October 2007, the Company acquired the additional 3% of the common stock of Corporacion Amermin, S.A. de C.V. for 1,500,000 shares valued at $600,000.

Our subsidiary Tara Minerals Corp. has a year end of October 31.  Included in this consolidation is the Tara Minerals Corp. year to date financial results as of January 31, 2007.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources, Corp. and, unless the context indicates otherwise its consolidated subsidiaries.  The Company’s subsidiaries include Corporación Amermin, S.A. de C.V. (“Amermin”), Tara Minerals Corp., American Metal Mining and Compañía Minera La Escuadra, S.A. de C.V. (“La Escuadra”).

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through other

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

means than voting rights such as certain capital structures and contractual relationships (see Note 4).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the six months ended June 30, 2007 (denoted in Mexican pesos per one U.S. dollar):

2007
Current exchange rate at June 30,	Ps. 10.7926
Weighted average exchange rate for the six months ended June 30,	Ps. 10.9491

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2007 or December 31, 2006.

All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $2,785,250 and $1,632,500 in marketable securities at June 30, 2007 and December 31, 2006, respectively.  These marketable securities had a cost basis of $3,779,465 as of June 30, 2007. In accordance with Statement of Financial Accounting Standard No. 130 – Reporting Comprehensive, we have accounted for unrealized gain (loss) as a component of other comprehensive

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

income. An unrealized loss of $545,215 and $282,000 was recorded in other comprehensive income for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, we sold marketable securities realizing a loss of $209,300.

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

At June 30, 2007, the Company had a net loss resulting in no dilution of any common stock equivalents, such as convertible debt or warrants.  The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares as of June 30, 2006:

	For the Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ 163,004
Income available to common stockholders	$ 163,004	80,641,754	$ 0.00

Warrants		769,835
Convertible Debt	-	5,800,000

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 163,004	87,211,589	$ 0.00

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ 1,138,537
Income available to common stockholders	$ 1,138,537	78,820,935	$ 0.01

Warrants		67,051
Convertible Debt	-	1,203,315

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 1,138,537	80,091,301	$ 0.01

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.

Stockholder’s Equity

The authorized common stock of the Company consists of 150,000,000 shares of common shares with par value of $0.001.

In the first quarter of 2007, the Company issued 5,366,667 shares of common stock. These shares were issued for the following reasons:

▪

Cash sales through exercise of warrants: 2,850,000 shares for $1,624,500, an average price of $0.57 per share.

▪

Shares issued for services: 200,000 shares for $226,000, an average price of $0.11 per share.

▪

Conversion of loans to stock:  2,316,667 shares for $69,500, an average price of $0.03 per share.

In February 2008, the Company agreed to issue 850,000 shares of its common stock upon the conversion of a note with a principle and interest amount of $27,000.  As a result, as of June 2007 the $27,000 liability was reclassified as a Stock Payable.

In April 2008, the Company increased its authorized shares to 150,000,000.

In the second quarter of 2007, the Company issued 793,333 shares of common stock.  These shares were issued for the following reasons:

▪

Cash sales through exercise of warrants: 593,333 shares for $178,000, an average price of $0.30 per share.

▪

Shares issued for services:  200,000 shares for $212,000, an average price of $1.06 per share.

Stock Options

On February 1, 2007, our subsidiary Tara Minerals adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

Tara Mineral’s 2007 stock option plans, which are shareholder approved, permit the grant of share options and shares to its officers for up to 1,000,000 shares of common stock with an exercise price of $.05 to two of the Company’s officers for compensation which expire February 1, 2010.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2007
Expected volatility	163.90%
Weighted-average volatility	163.90%
Expected dividends	0
Expected term (in years)	2.7
Risk-free rate	4.92%

A summary of option activity under the Plan as of June 30, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	-
Granted	1,000,000	$ 0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2007	1,000,000	$ 0.05	2.7	$1,164,173
Exercisable at June 30, 2007	1,000,000	$ 0.05	2.7	$1,164,173

There are no non-vested shares at quarter end.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.

Income Taxes

The income tax benefit components are as follows.  This amount differs from the amount of income tax determined by the applying the U.S. federal tax rates of 35% to pretax income from continuing operations for the period ended June 30, 2007 due to the following:

	U.S. Companies	Mexican Companies	Total
Cumulative Net Loss, December 31, 2006
(inclusive of gain on discontinued operations)	$ (1,406,500)	$ (1,451,000)	$ (2,857,500)
June 30, 2007 net income	1,960,700	-	1,960,700
June 30, 2007 net loss	-	(1,579,000)	(1,579,000)

Total taxable net operating loss carry forward	$ 554,200	$ (3,030,000)	$ (2,475,800)

The components of the Company’s deferred tax asset (liability) as of June 30, 2007 are as follows:

	U.S. Companies	Mexican Companies	Total

Total taxable net operating loss carry forward	$ 554,200	$ (3,030,000)	$ (2,475,800)

June 30, 2007 – US rate 35%	$ (194,000)	$ -	$ (194,000)
June 30, 2007 – MX rate 29%	-	878,700	878,700
Valuation allowance	-	(878,700)	(878,700)

Net deferred tax asset	$ (194,000)	$ -	$ (194,000)

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  As disclosed above, the Company generated NOLs in Mexico for our Amermin and La Escuarda subsidiaries of approximately $3,030,000 with an estimated tax benefit of $878,700.  Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at June 30, 2007.

Our Tara Mineral and Amermin Metal Mining subsidiaries are reporting entities to the taxing authorities separate from this consolidation and have been excluded from the deferred tax analysis above.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2007 we have generated net income before taxes from our U.S. operations of approximately $554,200.  As of June 30, 2007 we estimate that we have used our historical NOLs and have recorded a deferred tax liability of $194,000.

Upon adoption of FIN 48 as of January 1, 2007, the Company believes that it had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At June 30, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.   The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction, certain states in the United States and certain foreign jurisdictions.  The Company has recently filed its US federal return for the year ended December 31, 2005, tax year 2007 and 2006 remain open.  We have filed our Mexico tax return through December 31, 2006.

Note 4.

Mining Concessions

Changes that occurred as of June 30, 2007 to our mining concessions are disclosed below.  Information about our mining concessions should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

a.

On May 12, 2005, the Company executed a provisional mining right purchase agreement for the rights to 12 concessions, known as “San Miguel”.

The acquisition price of the assets was $700,000.  We also capitalized an extension payment and an option to purchase payment, totaling $22,000, making the effective price of the property grouping $722,000.

Pursuant to the terms of an August 2005 agreement, Paramount Gold Mining Corp. was given the right to acquire 70% interest in the San Miguel prospect by:

•

Paying Tara Gold $250,000;

•

Paying $150,000 directly to the former owner of the property;

•

Issuing 718,519 shares of its common stock to Tara Gold; and

•

Spending $2.5 million on a trenching, drilling and sampling program on the property.

On March 16, 2007, Paramount notified the Company that it had spent the required $2.5 million of exploration development expenses to earn a 70% interest in the joint venture.  These expenses were reviewed by Company management and agreed to with the exception that Paramount was required to spend an additional $160,000 to reach the required $2,500,000 of exploration expenses.  The final payment of 400,000 shares valued at $1,216,000 for the concession was received by June 30,

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

2007 at which time the Company agreed to sign a 70% interest in the concession to Paramount.

As of June 30, 2007 the effective San Miguel joint venture ownership is 70% Paramount, 30% the Company.  Although both the Company and Paramount maintain joint control over the joint venture, the Company’s ownership percentage decreased to an amount that is more in line with an equity investment and not consolidation.  Accordingly, the joint venture has been deconsolidated from the Company financial statements and the equity method has been applied to account for the Company’s investment in the San Miguel joint venture.

Under the equity method, the Company’s percentage interest in the net assets and results of operations of the San Miguel joint venture is presented as a single line on the balance sheet unless the value in the investment account is zero due to continued losses from the investment.  At June 30, 2007, the Company’s investment in the San Miguel joint venture on its balance sheet was $0.  Due to the deconsolidation, the Company recognized a loss of $195,000.  The Company invested another $572,982 in cash in the joint venture as of June 30, 2007 and picked up non-cash expenses of $216,600 included in exploration expenses.

The remaining payments on the debt related to this property to Paramount at June 30, 2007 are as follows:

2007	$ 60,000
2008	30,000
$ 90,000

In December 2007, $60,000 of the remaining debt for this property to Paramount was waived.

b.

On May 12, 2005, the Company executed a provisional mining right purchase agreement with Minera Tres de Mayo, S.A. de C.V. for the rights to 4 concessions, known as “La Currita”.

The acquisition price of the concessions was $1,200,000 plus value-added tax of $180,000.  As of April 2007 the acquisition price and the related value added tax had been paid in full.  As of April 30, 2008, we are in the process of finalizing title transfer to the Company which we anticipate completing in the third quarter of 2008.

In April 2006, the Company, through its Mexican subsidiary Amermin, entered into a joint venture agreement with Raven Gold Corp. (“Raven”) with respect to the La Currita Groupings (“La Currita joint venture”).  The agreement was ratified in August 2006, and amended in March 30, 2007.

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

On May 3, 2007, the Company entered into a new agreement with Raven pertaining to the La Currita joint venture.  The May 3, 2007 agreement provided that the payments received pursuant to the prior agreements, as well as the $500,000 loan for start up costs, were forfeited or forgiven.  Since the Company was not required to refund any amounts to Raven, the Company recognized the $850,000 received under the prior agreements as Gain on Dissolution of Joint Ventures and recognized a $500,000 Gain on Extinguishment of Debt as of June 30, 2007.

In accordance with the terms of the new joint venture agreement, Raven acquired a 25% interest in the La Currita prospect by paying $600,000, and delivering 500,000 shares of its restricted common stock valued at $530,000, to the Company in the second quarter of 2007.  As such, we have recorded a gain on the sale of joint venture interest of $830,000 and $300,000 in minority interest in association with this property.

To earn a 40% interest in the La Currita concession of under the new agreement Raven must:

▪

Deliver 500,000 Rule 144 common shares of Raven, to Tara, on or before June 10, 2007;

▪

Spend $1,375,000 on La Currita on or before May 30, 2008;

▪

Provide Tara an audited statement of expenditure of the $1,375,000; and,

▪

Provide Tara 90 days to review the final audit statement of expenditure.

To earn a 60% interest in the La Currita concession of under the new agreement Raven must:

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

During the second quarter of 2007, Raven notified the Company of its intent to increase its percentage to 40% and delivered an additional 500,000 common shares, valued at $530,000, to the Company.  As of April 30, 2008 Raven has not earned its 40% interest.

c.

On March 23, 2006, the Company executed a provisional asset mining right purchase agreement for the rights to four concessions, known as the “Lluvia de Oro”.   On January 2, 2007, the agreement was modified to adjust the payment schedule for the properties.  The Company took possession of the property as of June 30, 2006 and as a result of the amended agreement has made all necessary payments through April 30, 2008.

The acquisition price of the asset is $4,000,000 plus value-added tax of $600,000.  Payments remain as follows:

2007	$ 953,540
2008	2,415,630
$ 3,369,170

As of June 30, 2007, we have imputed interest of $138,350 remaining on the note, resulting in total asset capitalization of $3,871,647 and note amount of $3,369,170.  As of April 30, 2008, all necessary payments in 2008 have been made.

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

As of April 30, 2008 Columbia had made all required payments.

d.

On March 27, 2006, the Company executed a mining exploration contract and a purchase and sale contract with limited ownership rights for the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments.

The amended acquisition price of the asset is $2,750,000 plus value-added tax of $412,500.  Payments remain as follows:

2007	$ 113,797
2008	361,159
2009	549,894
2010	860,948
2011	829,181

$ 2,714,979

In addition to the $2,750,000 above, we have capitalized $173,913 in payments made toward the original agreement.  In the new agreement this payment was not applicable to the remaining debt stream.  We have included it with the asset capitalization as part of the effective purchase price of the mining concession.

As of June 30, 2007, we have imputed interest of $288,763 remaining on the note, resulting in total asset capitalization of $2,635,170 and total note amount of $2,714,979.  As of April 30, 2008, all necessary payments in 2008 have been made.

In December 2007, we once again amended the agreement to extend the payment terms to 2012 and reduce the value of the note to $2,150,000 plus value added-tax of $322,500.

In April 2006, the Company entered an agreement through our Mexican subsidiary Amermin with Raven Gold Corp. (“Raven”), for the sale of an interest in a joint venture which includes the Las Minitas groupings (“La Minitas joint venture”).  The agreement was ratified in August 2006, amended in March 30, 2007, cancelled on May 3, 2007 and not renewed.

In April 2007 (as amended August 2007 and superseded by a definitive agreement dated November 12, 2007), the Company entered an agreement with Pershimco Resources Ltd. (“Pershimco”)  for the sale of an interest in a joint venture with the Las Minitas groupings.

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

2007	$ 167,666
2008	471,903

$ 639,569

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2007, we have imputed interest of $30,431 remaining on the note, resulting in total asset capitalization of $735,724 and note amount of $639,569.  As of April 30, 2008, all necessary payments in 2008 have been made.

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
$ 6,475,000

As of June 30, 2007, we have imputed interest of $651,743 remaining on the note, resulting in total asset capitalization of $4.978.620 and note amount of $5,823,257.  As of April 30, 2008, all necessary payments in 2008 have been made.

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

i.

On April 4, 2007, the Company executed a provisional mining right purchase agreement with an independent third party for the rights to 5 concessions, known as “Curcurpe”.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

The acquisition price of the asset is $2,000,000 plus value-added tax of $300,000.  Payments remain as follows:

2007	$ 247,531
2008	459,094
2009	652,340
2010	453,978

$ 1,812,943

As of June 30, 2007, we have imputed interest of $137,057 remaining on the note, resulting in total asset capitalization of $1,862,943 and total note amount of $1,812,943.  As of April 30, 2008, all necessary payments in 2008 have been made.

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

•

Third quarter 2006:  $55,000 for joint venture interest; and

•

First quarter 2007:  $50,000 for joint venture interest.

The Company’s agreement with GSMC was cancelled on June 29, 2007.  Since the cancellation agreement did not require the Company to return the cash payments or shares to GSMC, the Company recognized the payments of $105,000, as well as the value of the 1,000,000 shares ($370,000), received from GSMC as Gain on Dissolution of Joint Ventures ($475,000).

As of June 30, 2007 GSMC did not have an ownership percentage in the La Millionaria joint venture.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

This mining concession has been included in the La Camera Mining, Inc. joint venture agreement, see Note 8.

Note 6.

Minority Interest

In the first quarter of 2007 our subsidiary Tara Minerals Corp. authorized a private placement of its common stock of up to 6,000,000 shares of stock at $0.50 per share for a total of $3,000,000.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.  As of April 30, 2007 the Company has collected $2,540,600 in Share Stock Subscribed representing 5,081,200 common shares subscribed.

Note 7.

Balances and transactions with related parties

Balances with related parties are as follows:

	June 30, 2007		December 31, 2006
Due to related parties-
Due to (from) related parties, net	$ (252,287)		$ 142,644
Loans to officers	255,000	(1)	324,500
	2,713		467,144
Less: discount on loans from
officers due to beneficial
Conversion feature of convertible debt	(69,990)	(1)	(125,222)
Due (from) to related parties	$ (67,277)		$ 341,922

(1)  Nets to $185,010.

As of June 30, 2007, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

Officer loans totaling $69,500 were converted to common stock as of June 30, 2007.

▪

Through our subsidiary Tara Minerals, we recorded $366,574 in due from related parties that are secured with promissory notes which are due May 2008.

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

b

In November 2007, the Company entered into an agreement with La Camera Mining, Inc. (“La Camera”), which allows La Camera to earn a 70% interest the  Curcupe, La Millionaria and the Picacho properties (including Dos Amigos, Unification Rey de Oro and the six other Picacho properties).

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

As of April 30, 2008, La Camera has made all required payments.

c.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In March 2002, Tara Gold’s discontinued its software development business and was inactive until early 2004 when it began acquiring and developing oil and gas properties.  In 2005, Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In April 2005, Tara Gold began acquiring mining properties.  As of October 25, 2007, Tara Gold had an interest in eleven mining properties in Mexico, including three properties owned by Tara Minerals, a subsidiary of Tara Gold.

During the six months ended June 30, 2007 the Company sold ore which was stockpiled at its Pichaco mine.  During the six months ended June 30, 2006 Tara Gold did not have any revenues.

During the six months ended June 30, 2006, Tara Gold was relatively inactive, having discontinued its oil and gas operations in early 2005.  Consequently, general and administrative expenses for this period were less than those in the three months ended June 30, 2006.

During the six months ended June 30, 2007, Tara Gold was actively involved in conducting exploration work on its mining properties.  As a result, Tara Gold’s expenses during the six months ended June 30, 2007 were significantly higher than those during the six months ended June 30, 2006.

During the six months ended June 30, 2007 Tara Gold recorded a gain of $500,000 on the extinguishment of debt, a gain of $1,325,000 on the dissolution of two joint ventures and a gain on the sale of joint venture options of $2,046,000 . See Note 4 and Note 5 to the financial statements filed as part of this report for further information.

During the six months ended June 30, 2007, Tara Gold’s operations used $522,000 in cash.  During this same period Tara Gold invested $172,000 in mining properties and equipment, purchased an office building and land for $395,000, repaid loans and advances of $3,645,000, and made payments of $231,000 toward the purchase price of mining properties.  Tara Gold satisfied its cash requirements for the period primarily through:

•

sale of the securities of unrelated third parties

•

sale of its common stock

•

payments from joint venture partners

Tara Gold did not have any off balance sheet arrangements as of June 30, 2006 or 2007.

Tara Gold anticipates that its capital requirements for the twelve months ending June 30, 2009 will be:

Payments for mining properties	$7,981,000
Mining exploration and development	$1,500,000
General and administrative expenses	$700,000
Total	$10,181,000

The capital requirements shown above do not include any capital required by Tara Minerals, Tara Gold’s subsidiary.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or it may need to cease operations.

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 2 to the financial statements included as part of this report lists the shares of the Company’s common stock which were issued during the three months ended June 30, 2007.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 2.

ITEM 6.  EXHIBITS

Number

Title

10.1

Purchase agreement pertaining to Curcupe property

10.2

Agreement to dissolve joint venture pertaining to Las Minitas property

10.3

Joint venture agreement pertaining to La Currita property

10.4

Joint venture agreement with Pershimco Resources Ltd. Pertaining to Las Minitas property

31.1

Rule 13a-14(a) Certifications – CEO

31.2

Rule 13a-14(a) Certifications - CFO

32.1

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: May 9, 2008

By: __/s/ Francis Richard Biscan, Jr._____

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: May 9, 2008

By: __/s/ Clifford A. Brown  ___________

Clifford A. Brown

Principal Financial and Accounting Officer