Form 10QSB
period 2007-09-30
TARA GOLD RESOURCES CORP.
filed 2008-07-10
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

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

At June 30, 2008, there were 102,007,618 outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format:   Yes  [  ]       No  [X]

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 2,381	$ 1,590
Trade receivables	8	13
Other receivables, net of $0 and $16 of allowance as of September 30, 2007
and December 31, 2006, respectively	3,429	2,645
Due from related parties, net of $208 due to related parties as of	160	-
Marketable securities	2,648	1,633
Notes receivable	17	382
Deferred tax asset	-	649
Other current assets	24	4
Total current assets	8,667	6,916
Property, equipment, and mine development, net of accumulated depreciation of
$138 and $19 as of September 30, 2007 and December 31, 2006, respectively	18,932	16,906
Deposits	396	168
Total Assets	$ 27,995	$ 23,990
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 24	$ -
Accrued expenses	2,943	1,130
Short-term convertible debt	-	25
Note payable, current	3,970	4,188
Payments from joint venture partner for options to purchase mining properties	3,665	2,767
Deferred joint venture fee income	-	29
Deferred tax liability	194	-
Due to related parties	-	342
Total current liabilities	10,796	8,481
Long term liabilities:
Long-term accrued liabilities	1,381	1,589
Payments from joint venture partner for options to purchase mining properties	2,072	1,325
Long-term note payable	8,754	10,015
Total liabilities	23,003	21,410
Minority Interest	2,495	343
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock; $.001 par value 150,000,000 shares authorized - 91,298,452 and 83,938,452
issued and outstanding at September 30, 2007 and December 31, 2006, respectively	91	84
Additional paid-in capital	8,934	4,847
Stock payable	27	-
Accumulated deficit during exploration stage	(5,482)	(2,207)
Other comprehensive loss	(1,073)	(487)
Total stockholders’ equity	2,497	2,237
Total liabilities and stockholders’ equity	$ 27,995	$ 23,990

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended		From inception December 5, 2000 to September 30, 2007
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Revenue from website development and software	$ -	$ -	$ -	$ -	$ 168
Sales	166	-	380		523
	166	-	380		691
Cost of Revenue:
Exploration expenses	1,190	-	2,175	-	2,191

Gross Margin	(1,024)	-	(1,795)	-	(1,500)

Costs and expenses:
Other operating, general, and administrative expenses	216	366	2,903	886	6,898
Professional fees	471	94	1,664	453	2,251
Total operating, general, and administrative expenses	687	460	4,567	1,339	9,149

Operating loss	(1,711)	(460)	(6,362)	(1,339)	(10,649)

Other (income) expense:
Interest (income)	(19)	(8)	(61)	(57)	(126)
Interest expense	121	42	190	260	587
(Gain) loss on extinguishment of debt	-	-	(500)	(521)	(821)
Loss on deconsolidation of joint venture	-	-	195	-	195
(Gain) on sale of joint venture interest	-	-	(2,046)	(1,066)	(3,112)
(Gain) on dissolution of joint venture	-	-	(1,325)	-	(1,800)
Realized loss on the sale of marketable securities	-	-	209	-	209
Other (income)	(26)	(8)	(219)	(8)	(240)
	76	26	(3,557)	(1,392)	(5,108)

Minority Interest	87	-	378	-	383

(Loss) income before income taxes	(1,700)	(486)	(2,427)	53	(5,158)

Income tax provision (benefit), net	-	(51)	848	(651)	341

(Loss) income from continuing operations	(1,700)	(435)	(3,275)	704	(5,499)

Discontinued operations:
Income from operations of discontinued oil properties
(including loss on disposal of $7,679)	-	-	-	-	17

Net (loss) income	(1,700)	(435)	(3,275)	704	(5,482)

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From inception (December 5, 2000) to

	2007	2006	2007	2006	September 30, 2007

Other comprehensive income:
Foreign currency translation	77	43	121	(57)	83
Unrealized (loss), net on marketable securities	(162)	(119)	(707)	(401)	(1,156)

Comprehensive income (loss)	$ (1,785)	$ (511)	$ (3,861)	$ 246	$ (6,555)

Net income (loss) per share – basic	$ (0.02)	$ (0.01)	$ (0.04)	$ 0.01

Weighted Average Number of Common Shares Outstanding
- basic	90,800,007	81,510,105	83,938,452	79,717,325

Net income (loss) per share – dilutive	$ (0.02)	$ (0.00)	$ (0.04)	$ 0.01

Weighted Average Number of Common Shares Outstanding
- dilutive	90,800,007	89,431,245	83,938,452	86,607,144

See accompanying notes to these condensed consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of U.S. Dollars)

	For the Nine Months Ended		From inception
	September 30,		December 5, 2000
	2007	2006	to Sept. 30, 2007
Cash flows from operating activities:
Net (loss) income	$ (3,275)	$ 704	$ (5,482)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	119	7	342
Allowance for doubtful accounts	(16)	(19)	-
Allowance for mining deposits deemed uncollectible	-	29	28
Common stock issued for services and other expenses	608	286	1,492
Stock based compensation	1,164	-	1,164
Loss on deconsolidation of joint venture	195	-	195
Non-cash expense due to deconsolidation of joint venture	216	-	-
Gain on sale of joint venture interest	(2,046)	(1,259)	(3,112)
Gain on dissolution of joint venture	(1,325)	-	(1,800)
Gain on extinguishment of debt, net	(500)	(485)	(821)
Loss on disposal of oil & gas properties	-	-	8
Deferred tax (asset) liability	843	(651)	194
Minority interest in net income	(377)	-	(382)
Amortization of beneficial conversion	78	136	341
Loss on the disposal of assets	-	-	219
Realized loss on marketable securities	209	-	209
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5	-	(8)
(Increase) in other receivable IVA	(490)	(84)	(681)
Decrease (increase) in other receivable	13	(28)	-
Decrease in prepaid expenses	2	-	-
(Increase) in other current assets	(20)	(354)	(24)
Increase in accounts payable	24	-	24
(Decrease) in deferred joint venture income (annual payment)	(29)	41	-
Increase (decrease) in accrued expenses	1,815	(2)	2,452

Net cash used in operating activities	(2,787)	(1,679)	(5,642)

Cash flows from investing activities:
Purchase of fixed assets and proved oil & gas properties	-	-	(196)
Proceeds from discontinued operations	-	-	202
Purchase of mining equipment and furniture and fixtures	(174)	(13)	(275)
Purchase of land and office building	(395)	-	(395)
Proceeds from the sale of marketable securities	638	-	638
Purchase of mining concession	(290)	(225)	(991)
Deposits	(228)	(39)	(424)
Proceeds from note receivable payments	365	-	365
Payments provided for notes receivable	-	(382)	(382)

Net cash used in investing activities	(84)	(659)	(1,458)
*Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	72
Payment toward short term convertible debt	-	(5)	(22)
Payment toward notes payable	(3,989)	(545)	(5,330)
Payments toward long-term accrued liabilities	-	-	(161)
Share subscriptions received/released	-	12	-
Change in due to/from related parties, net	(510)	135	1,120
Minority interest in net assets of consolidated subsidiaries	2,840	311	2,840
Payments from joint venture partners	2,947	1,630	6,023
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common Stock issued for cash	2,253	860	4,865

Net cash provided by financing activities	3,541	2,398	9,398
Effect of exchange rate changes on cash	121	(57)	83
Cash and cash equivalents:
Net increase for the period	791	3	2,381
Beginning of the period	1,590	82	-

End of period	$ 2,381	$ 85	$ 2,381

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

	For the Nine Months Ended		From inception
	September 30,		December 5, 2000
	2007	2006	to September 30, 2007
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 290	$ -	$ 407
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ 70	$ 116	$ 782
Share receivable for debt	$ 27	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share
receivable for services	$ -	$ 42	$ -
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ 1,841	$ 7,008	$ 16,075
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ 185	$ 175
Recoverable value-added taxes	$ 293	$ 1,081	$ 180
Purchase of Compañía Minera La Escuadra, S.A. de C.V. with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments	$ 823	$ -	$ 1,801
Equipment financed through debt	$ 167	$ -	$ 167

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2007 and December 31, 2006, the condensed consolidated results of its operations and cash flows for the three months and nine months ended September 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. In April 2005, the Company acquired 97% of the common stock of Corporacion Amermin, S.A. de C.V., which operates in Mexico.  In April 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining and operates in Mexico.  In October 2006, the Company acquired 97% of the common stock of Compañía Minera La Escuadra, S.A. de C.V., which operates in Mexico.  In October 2007, the Company acquired the remaining 3% of the common stock of Corporacion Amermin, S.A. de C.V. for 1,500,000 shares valued at $600,000.

Our subsidiary Tara Minerals Corp. has a year end of October 31.  Included in this consolidation is the Tara Minerals Corp. year to date financial results as of July 31, 2007.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources, Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.  The Company’s subsidiaries include Corporación Amermin, S.A. de C.V. (“Amermin”), Tara Minerals Corp., American Metal Mining and Compañía Minera La Escuadra, S.A. de C.V. (“La Escuadra”).

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the nine months ended September 30, 2007 (denoted in Mexican pesos per one U.S. dollar):

2007
Current exchange rate at September 30,	Ps. 10.9203
Weighted average exchange rate for the nine months ended September 30,	Ps. 10.9529

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $964,329 in cash equivalents in the form of certificates of deposits at September 30, 2007 and none at December 31, 2006.

All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $2,647,600 and $1,632,500 in marketable securities at September 30, 2007 and December 31, 2006, respectively.  These marketable securities had a cost basis of $3,803,965 as of September 30, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, we have accounted for unrealized gain (loss) as a

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

component of other comprehensive income. An unrealized loss of $707,000 and $401,000 was recorded in other comprehensive income for the nine months ended September 30, 2007 and 2006, respectively.  The unrealized loss from inception, December 3, 2000 to September 30, 2007 was $1,156,000.

As of September 30, 2007, a loss of $209,300 was recorded on the sale of marketable securities.

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

At September 30, 2007, the Company had a net loss resulting in no dilution of any common stock equivalents, such as convertible debt or warrants.  The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares as of September 30, 2006:

	For the Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ (434,559)
Basic EPS:
Income available to common stockholders	$ (434,559)	81,510,105	$ (0.01)

Warrants		2,121,140
Convertible Debt	-	5,800,000

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ (434,559)	89,431,245	$ (0.00)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$ 703,979
Basic EPS:
Income available to common stockholders	$ 703,979	79,717,325	$ 0.01

Warrants		1,070,771
Convertible Debt	-	5,819,048

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 703,979	86,607,144	$ 0.01

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

As of January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

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

▪

Shares issued for services: 200,000 shares for $226,000, an average price of $1.13 per share.

▪

Conversion of loans to stock:  2,316,667 shares for $69,500, an average price of $0.03 per share.

In February 2008, the Company agreed to issue 850,000 shares of its common stock upon the conversion of a note with principle and interest of $27,000.  As a result, the $27,000 liability was reclassified as a Stock Payable.

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

In the third quarter of 2007, the Company issued 1,200,000 shares of common stock.  These shares were issued for the following reasons:

▪

Cash sales through a private placement of 1,000,000 shares for $450,000, an average price of $0.45 per share.

▪

Shares issued for services:  200,000 shares for $170,000, an average price of $0.85 per share.

In April 2008, the Company increased its authorized shares to 150,000,000.

Stock Options

On February 1, 2007, our subsidiary Tara Minerals adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

Pursuant to Tara Minerals Non-Qualified Stock Option Plan, Tara Minerals issued options to purchase 1,000,000 shares of its common stock to officers of Tara Minerals.  The options may be exercised at a price of $0.05 per share at any time on or before February 1, 2010.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2007
Expected volatility	163.90%
Weighted-average volatility	163.90%
Expected dividends	0
Expected term (in years)	2.7
Risk-free rate	4.92%

A summary of option activity under the Plan as of September 30, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	-
Granted	1,000,000	$ 0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2007	1,000,000	$ 0.05	2.7	$1,164,173
Exercisable at September 30, 2007	1,000,000	$ 0.05	2.7	$1,164,173

All shares were vested as of September 30, 2007.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.

Income Taxes

The income tax benefit components are as follows.  This amount differs from the amount of income tax determined by the applying the U.S. federal tax rates of 35% to pretax income from continuing operations for the period ended September 30, 2007 due to the following:

	U.S. Companies	Mexican Companies	Total
Cumulative Net Loss, December 31, 2006
(inclusive of gain on discontinued operations)	$ (370,000)	$ (1,451,000)	$ (1,821,000)
September 30, 2007 net income	799,750	-	799,750
September 30, 2007 net loss	-	(1,952,000)	(1,952,000)

Total taxable net operating income (loss) carry forward	$ 429,750	$ (3,403,000)	$ (2,973,250)

The components of the Company’s deferred tax asset (liability) as of September 30, 2007 are as follows:

	U.S. Companies	Mexican Companies	Total

Total taxable net operating income (loss) carry forward	$ 429,750	$ (3,403,000)	$ (2,973,250)

September 30, 2007 – US rate 35%	$ 150,400	$ -	$ 150,400
September 30, 2007 – MX rate 28%	-	952,700	952,700
Valuation allowance	(344,400)	(952,700)	(1,297,100)

Net deferred tax liability	$ (194,000)	$ -	$ (194,000)

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  As disclosed above, the Company generated NOLs in Mexico for our Amermin and La Escuarda subsidiaries of approximately $3,403,000 with an estimated tax benefit of $952,700.  Per SFAS No. 109, “Accounting for Income Tax” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at September 30, 2007.

Our Tara Mineral and American Metal Mining subsidiaries are reporting entities to the taxing authorities separate from this consolidation and have been excluded from the deferred tax analysis above.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2007 we have generated net income before taxes from our U.S. operations of approximately $429,750.  Due to defaults by potential mining concession partners, we estimate that we will use our historical NOLs by December 31, 2007 and increase our existing deferred tax liability.  Due to this we have maintained our deferred tax liability of $194,000 as of September 30, 2007.

Upon adoption of FIN 48 as of January 1, 2007, the Company believes that it had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At September 30, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.   The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction, certain states in the United States and certain foreign jurisdictions.  The Company has recently filed its US federal return for the year ended December 31, 2005.  Tax years 2005 through 2007 remain open; 2006 has been drafted and is awaiting finalization and filing.  We have filed our Mexico tax return through December 31, 2006.  The Company has no pending income tax audits in any jurisdication that it files income tax returns.

Note 4.

Mining Concessions

Changes that occurred as of September 30, 2007 to our mining concessions are disclosed below.  Information about our mining concessions should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

a.

On May 12, 2005, the Company executed a contract to purchase the rights to 12 concessions, known as “San Miguel”.

The acquisition price of the mining concession was $700,000. An extension payment and an option to purchase payment totaling $22,000 was also capitalized making the effective price of the property grouping $722,000.

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

On March 16, 2007, Paramount notified the Company that it had spent the required $2.5 million of exploration development expenses to earn a 70% interest in the joint

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

venture.  These expenses were reviewed by Company management and agreed to with the exception that Paramount was required to spend an additional $160,000 to reach the required $2,500,000 of exploration expenses.  The final payment of 400,000 shares valued at $1,216,000 was received in the second quarter of 2007 at which time the Company transferred a 70% interest in the concession to Paramount.  We have recorded a gain on the sale of joint venture interest of $1,216,000 related to this transaction.

As of September 30, 2007 the San Miguel joint venture ownership was 70% Paramount, 30% the Company.  Although both the Company and Paramount maintain joint control over the joint venture, the Company’s ownership percentage decreased to an amount that is more in line with an equity investment and not consolidation.  Accordingly, the joint venture has been deconsolidated from the Company financial statements and the equity method has been applied to account for the Company’s investment in the San Miguel joint venture.

Under the equity method, the Company’s percentage interest in the net assets and results of operations of the San Miguel joint venture are presented as a single line on the balance sheet unless the value in the investment account is zero due to continued losses from the investment.  At September 30, 2007, the Company’s investment in the San Miguel joint venture on its balance sheet was $0.  Due to the deconsolidation, the Company recognized a loss of $195,000.  The Company invested another $1,263,181 in cash in the joint venture as of September 30, 2007 and included non-cash expenses of $216,600 included in exploration expenses.

The remaining payments due to Paramount with respect to this concession at September 30, 2007 are as follows:

2007	$ 30,000
2008	30,000
$ 60,000

In December 2007, the remaining $60,000 due to Paramount was waived.

b.

On May 12, 2005, the Company executed a contract to purchase rights to four concessions, known as “La Currita”.

The acquisition price of the concessions was $1,200,000 plus value-added tax of $180,000.  As of April 2007 the acquisition price and the related value added tax had been paid in full.  As of June 30, 2008, we are in the process of finalizing title transfer to the Company which we anticipate completing in the third quarter of 2008.

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

▪

Fourth quarter 2006:  $425,000 for joint venture interest; $500,000 loan for start up operations;

▪

First quarter 2007: $200,000 for joint venture interest; and,

▪

Second quarter 2007:  $50,000 for joint venture interest.

On May 3, 2007, the Company entered into a new agreement with Raven pertaining to the La Currita joint venture.  The May 3, 2007 agreement provided that the payments received pursuant to the prior agreements, as well as the $500,000 loan for start up costs, were forfeited or forgiven.  Since the Company was not required to refund any amounts to Raven, the Company recognized the $850,000 received under the prior agreements as Gain on Dissolution of Joint Ventures and recognized a $500,000 Gain on Extinguishment of Debt as of September 30, 2007.

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

To earn a 40% interest in the La Currita concession under the new agreement Raven must:

▪

Deliver 500,000 restricted shares of Raven, to Tara, on or before June 10, 2007;

▪

Spend $1,375,000 on the exploration and development of the La Currita concessions on or before May 30, 2008;

▪

Provide Tara an audited statement of expenditure of the $1,375,000; and,

▪

Provide Tara 90 days to review the final audit statement of expenditure.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

To earn a 60% interest in the La Currita concession of under the new agreement Raven must:

▪

Deliver 500,000 restricted shares of Raven, to Tara, at notification to increase its interest to 60%;

▪

Spend an additional $2,875,000 on the exploration and development of the La Currita concessions on or before November 30, 2009;

▪

Provide Tara an audited statement of expenditure of the $2,875,000; and,

▪

Provide Tara 90 days to review the final audit statement of expenditure.

During the second quarter of 2007, Raven notified the Company of its intent to increase its percentage to 40% and delivered an additional 500,000 common shares, valued at $530,000, to the Company.  As of June 30, 2008 Raven has not earned its 40% interest and had defaulted on its obligations required by the joint venture agreement.  The Company is working with management of Raven to cure the default.

c.

On March 23, 2006, the Company executed a contract to purchase the rights to four concessions, known as the “Lluvia de Oro”.   On January 2, 2007, the agreement was modified to adjust the payment schedule for the property.  The Company took possession of the property as of June 30, 2006 and has made all necessary payments through June 30, 2008.

The acquisition price for the mining concession was $4,000,000 plus value-added tax of $600,000.  Payments remain as follows:

2007	$ 632,500
2008	2,472,500
$ 3,105,000

As of September 30, 2007, we have imputed interest of $105,971 remaining on the note, resulting in total asset capitalization of $3,903,996 and note amount of $3,009,026.  As of June 30, 2008, all required payments in 2008 have been made.

On April 4, 2006 the Company signed an agreement, as amended on September 12, 2006, with Columbia Metals Corporation Limited providing Columbia the right to acquire a 100% interest in the Lluvia de Oro prospect by:

•

paying $550,000 to the Company;

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

Until Columbia has made all payments in accordance with the agreement and earned their full right to the property or they trigger default in which we can record all funds as Other Income, we will record the funds received as part of the “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  Upon successfully completing the term of the agreement we will then recognize a gain or loss on the sale of the mining concessions.

As of June 30, 2008 Columbia had made all required payments.

d.

On March 27, 2006, the Company executed a contract to purchase the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments.

The amended acquisition price for the mining concessions is $2,750,000 plus value-added tax of $412,500.  Payments remain as follows:

2008	$ 482,500
2009	632,500
2010	920,000
2011	862,500

$ 2,897,500

In addition to the $2,750,000 above, we have capitalized $173,913 in payments made toward the original agreement.  In the new agreement this payment was not applicable to the remaining debt stream.  We have included it with the asset capitalization as part of the effective purchase price of the mining concession.

As of September 30, 2007, we have imputed interest of $265,060 remaining on the note, resulting in total asset capitalization of $2,658,854 and total note amount of $2,632,441.  As of June 30, 2008, all required payments in 2008 have been made.

Effective January 2008, the agreement was amended to extend the payment date to 2012 and reduce the amount of the note to $2,150,000 plus value added-tax of $322,500.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2006, the Company entered into an agreement through our Mexican subsidiary Amermin with Raven Gold Corp. (“Raven”), for the sale of an interest in a joint venture which includes the Las Minitas concessions (“La Minitas joint venture”).  The agreement was ratified in August 2006, amended in March 30, 2007, cancelled on May 3, 2007 and not renewed.

In April 2007 (as amended August 2007 and superseded by a definitive agreement dated November 12, 2007), the Company entered into an agreement with Pershimco Resources Ltd. (“Pershimco”)  for the sale of an interest in a joint venture with the Las Minitas concessions.

Under the agreement, Pershimco was required to perform the following to acquire a 75% of the Las Minitas concessions.

•

Make a payment of $180,000 upon execution of the Agreement;

•

Make a payment of $200,000 by September 7, 2007;

•

Make a payment of $250,000 by December 7, 2007;

•

Make a payment of $400,000 by June 9, 2008; and,

•

Make a payment of $400,000 by December 9, 2008.

•

Half of the payments above can be made in shares at a 20% discount to market.

•

Make all remaining property payments.

•

Spend a certain amount on the development of the property.

•

Issue to the Company 750,000 shares of common stock, 500,000 of which was due upon execution of the Agreement, 250,000 is due by June 9, 2008.

The Company received the $180,000, $190,000 and $200,000 toward the property payments and all payments due to the Company as scheduled until September 2007.  At that time Pershmico defaulted on the agreement by missing the subsequent payments.  On March 14, 2008, a settlement agreement was executed between the parties resulting in the termination of the November 12, 2007 agreement, the Company retaining all payments made by Pershimco; the transfer of all mineral claims to the Company; the surrender of all geological data (including drill cores) to the Company; all permanent fixtures and infrastructure becoming the property of the Company.  Once Pershimco has satisfied the terms of the Settlement Agreement, Pershimco shall receive a 1% Net Smelter Return from the sale of any ore mined from the property with a provision which allows the Company to purchase the 1% Net Smelter Return for $500,000 at any time.

e.

On October 17, 2006, the Company executed a contract to purchase the rights to 13 concessions, known as “Distrito Minero Choix” or “Pilar De Mocoribo”. The

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

sales price of the concessions, as amended, is $800,000 plus value-added tax of $120,000.  Payments remaining are as follows:

2007	$ 181,250
2008	488,750

$ 670,000

As of September 30, 2007, we have imputed interest of $30,431 remaining on the note, resulting in total asset capitalization of $735,724 and note amount of $639,569.  As of June 30, 2008, all required payments in 2008 have been made.

In January 2007, these concessions were transferred to the Company’s subsidiary Tara Minerals Corp.

f.

In October 2006, the Company executed a contract to purchase the rights to three concessions, known as the “Don Roman Prospect”.  The sales price of the concession, as amended, is $521,739 plus value added tax of $78,261.  The purchase price was paid in full in January 2007.

In January 2007, these concessions were transferred to the Company’s subsidiary Tara Minerals Corp.

g.

In October 2006, the Company executed a contract to purchase the rights to two concessions, known as the “Las Nuvias Prospect”.  The sales price of the asset, as amended is $100,000 plus value added tax of $15,000.  The purchase price was paid in full in January 2007.

In January 2007, these concessions were transferred to the Company’s subsidiary Tara Minerals Corp.

h.

In January 2007 (as amended), the Company executed a contract to purchase the rights to the six concessions, known as “Pichaco”.  Although the agreement was finalized in January 2007, the Company took physical possession of the properties concurrent with the purchase of Compañía Minera La Escuadra, S.A. de C.V. of October 1, 2006.

The amended acquisition price of the concessions is $5,630,435 plus value-added tax of $844,565 and is payable as follows:

2008	1,322,500
2009	1,380,000
2010	1,593,571
2011	2,051,786
$ 6,347,857

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2007, we have imputed interest of $657,406 remaining on the note, resulting in total asset capitalization of $4,973,028 and note amount of $5,690,450.  As of June 30, 2008, all required payments in 2008 have been made.

In July 2006, the Company entered a Joint Venture option agreement with Lateegra Gold Corp. (“Lateegra”), which allowed Lateegra to acquire a 65% interest in the Picacho concessions by performing the following:

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

•

Make all payments to the former owner of the property.

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

i.

On April 4, 2007, the Company executed a contract to purchase the rights to five concessions, known as “Curcurpe”.

The acquisition price of the concessions is $2,000,000 plus value-added tax of $300,000.  Payments remain as follows:

2007	$ 282,500
2008	517,500
2009	690,000
2010	460,000

$ 1,950,000

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2007, we have imputed interest of $137,057 remaining on the note, resulting in total asset capitalization of $1,862,943 and total note amount of $1,812,943.  As of June 30, 2008, all necessary payments in 2008 have been made.

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

Under the original agreement, GSMC was to pay cash and provide their common shares to purchase a 25% interest in the joint venture.  GSMC made the following payments:

•

Second quarter 2006:  issuance of 1,000,000 common shares of GSMC received by the Company in October 2006 and valued at $370,000;

•

Third quarter 2006:  $55,000; and

•

First quarter 2007:  $50,000.

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

Note 6.

Minority Interest

In the first quarter of 2007 our subsidiary Tara Minerals Corp. authorized a private placement of its common stock of up to 6,000,000 shares of stock at $0.50 per share for a total of $3,000,000.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.  On August 21, 2007, the Company issued 5,081,200 common shares related to this private placement representing $2,540,600.  As of July 31, 2007 the minority interest for Tara Minerals represents approximately $216,000 of the minority interest in our statement of operations.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

In association with the sale of our La Currita property in the second quarter of 2007, we recognized $300,000 in minority interest.  As of September 30, 2007, the minority interest for the La Currita property presents approximately $160,000 of minority interest in our statement of operations.

Note 7.

Balances and transactions with related parties

Balances with related parties are as follows:

	September 30, 2007		December 31, 2006
Due to related parties-
Due to (from) related parties, net	$ (367,914)		$ 142,644
Loans from officers	255,000	(1)	324,500
	(112,914)		467,144
Less: discount on loans from
officers due to beneficial
conversion feature of convertible debt	(46,660)	(1)	(125,222)
Due (from) to related parties	$ (159,574)		$ 341,922

(1)  Nets to $208,340.

As of September 30, 2007, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

Officer loans totaling $69,500 were converted to common stock.

▪

Through our subsidiary Tara Minerals, we recorded $434,340 in due from related parties that are secured with promissory notes which were due May 2008.  The Company is working with these related parties on repayment.

The remaining change Due to (from) related parties, net is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers or changed into a loan at period end.

Note. 8

Subsequent Events

a.

Subsequent to September 30, 2007, the Company authorized issuance of its common stock as follows:

▪

Fourth quarter 2007: sold 2,217,500 shares for $887,000 cash; 1,500,000 shares for $600,000 for the purchase of the additional 3% ownership of our subsidiary Corporación Amermin, S.A. de C.V.

▪

First quarter 2008:  sold 75,000 shares for $31,500 cash, 850,000 shares for the payment of stock subscription payable of $27,200, and 5,666,666 shares for the conversion of a related party note for $190,000.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

▪

Second quarter 2008: issued 400,000 shares for services valued at approximately $136,004.

All shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

b

In November 2007, the Company entered into an agreement with La Camera Mining, Inc. (“La Camera”), which allowed La Camera to earn a 70% interest the  Curcupe, La Millionaria and the Picacho properties (including Dos Amigos, Unification Rey de Oro and the six other Picacho properties).

In June 2008, the Company’s agreement with La Camera was cancelled and all of La Camera’s interests in the mining properties referenced above were returned to the Company.

c.

In the first quarter of 2008, Tara Minerals Corp. sold 833,334 Units at a price of $0.60 per Unit for a total of $500,000.  Each Unit consisted of one share of Tara Minerals’ common stock and one warrant.  Each warrant entitles the holder to acquire one additional share of Tara Minerals’ common stock at a price of $0.90 per share prior to March 31, 2009, and at a price of $1.20 per share after March 31, 2009.  The warrants expire on March 31, 2010.  The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission.

d.

In 2008, the Company conducted an internal review of the San Miguel exploration expenditures billed to the Company by Paramount. Based on this review, the Company has concerns regarding as to whether certain invoices, or portions of these invoices, qualify for inclusion as "San Miguel Joint Venture" expenses. The Company was unable to resolve these concerns directly with Paramount and in June 2008 the Company entered into binding arbitration in accordance with the San Miguel joint venture agreement.

e.

In the first quarter of 2008, Tara Minerals purchased $600,000 of equipment with 1,200,000 shares of Tara Minerals common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In March 2002, Tara Gold’s discontinued its software development business and was inactive until early 2004 when it began acquiring and developing oil and gas properties.  In 2005, Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In April 2005, Tara Gold began acquiring mining properties.  As of June 30, 2008, Tara Gold had an interest in twelve mining properties in Mexico, including three properties owned by Tara Minerals, a subsidiary of Tara Gold.

During the nine months ended September 30, 2007 the Company sold ore which was stockpiled at its Pichaco mine and processed ore from its La Currita mine.  During the nine months ended September 30, 2007 Tara Gold had revenues of $380,000.

During the nine months ended September 30, 2006, Tara Gold was relatively inactive, having discontinued its oil and gas operations in early 2005 and was entering the mining industry.  Consequently, the Company had no revenues, and general and administrative expenses for this period were less than those in the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, Tara Gold was actively involved in conducting exploration work on its mining properties.  As a result, Tara Gold’s expenses during the nine months ended September 30, 2007 were significantly higher than those during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007 Tara Gold recorded a gain of $500,000 on the extinguishment of debt, a gain of $1,325,000 on the dissolution of two joint ventures and a gain on the sale of joint venture options of $2,046,000 . See Note 4 and Note 5 to the financial statements filed as part of this report for further information.

During the nine months ended September 30, 2007, Tara Gold’s operations used $2,787,000 in cash.  During this same period Tara Gold invested $174,000 in mining properties and equipment, purchased an office building and land for $395,000, repaid loans and advances of $4,499,000, and made payments of $290,000 toward the purchase price of mining properties.  Tara Gold satisfied its cash requirements for the period primarily through:

•

sale of the securities of unrelated third parties

•

sale of its common stock

•

payments from joint venture partners

Tara Gold did not have any off balance sheet arrangements as of September 30, 2006 or 2007.

Tara Gold anticipates that its capital requirements for the twelve months ending September 30, 2009 will be:

Payments for mining properties	$4,178,000
Mining exploration and development	1,500,000
General and administrative expenses	700,000
Total	$6,378,000

The capital requirements shown above do not include any capital required by Tara Minerals, Tara Gold’s subsidiary.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or it may need to cease operations.

ITEM 3.

CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s President and Chief Executive Officer and Clifford A. Brown Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Tara Gold’s disclosure controls and procedures ensure that material information relating to Tara Gold is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Biscan and Mr. Brown there has not been any change in Tara Gold’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s controls.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Note 2 to the financial statements included as part of this report lists the shares of the Company’s common stock which were issued during the three months ended September 30, 2007.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 2.

ITEM 6.  EXHIBITS

Number

Title

10.2

Agreement to dissolve joint venture pertaining to Las Minitas property

(Incorporated by reference to the same exhibit filed with the Company’s 10-QSB for period ended June 30, 2007)

10.4

Joint venture agreement with Pershimco Resources Ltd. Pertaining to Las Minitas property (Incorporated by reference to the same exhibit filed with the Company’s 10-QSB for period ended June 30, 2007)

10.5

Agreement for earn-in from Tara Gold Resources Corp. by Pershimco Resources Inc. pertaining to Las Minitas property (Filed with this report)

31.1

Rule 13a-14(a) Certifications – CEO

31.2

Rule 13a-14(a) Certifications - CFO

32.1

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: July 9, 2008

By: __/s/ Francis Richard Biscan, Jr._____

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: July 9, 2008

By: __/s/ Clifford A. Brown  ___________

Clifford A. Brown

Principal Financial and Accounting Officer