Form 10-K
period 2007-12-31
TARA GOLD RESOURCES CORP.
filed 2010-07-02
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 000- 29595

TARA GOLD RESOURCES CORP.

 (Name of Small Business Issuer in its charter)

Nevada	90-0316566
(State of incorporation)	(IRS Employer Identification No.)

2162 Acorn Court Wheaton, IL	60187
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including Area Code:   (630) 462-2079

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act: (Title of Class) Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2009 was approximately $13,955,000.

As of May 31, 2010, the Company had 102,807,618 outstanding shares of common stock.

Documents incorporated by reference:

None

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

ITEM 1.  BUSINESS

Tara Gold (The Company) was incorporated in 1999 in Nevada as Westnet Communications Group, Inc.  On April 1, 2001 Tara Gold acquired MerchantPark Communications, Inc. for shares of its common stock.  After this acquisition Tara Gold’s operations involved the development of software which could be used by small businesses for web-site development and hosting.

In March 2002 Tara Gold’s discontinued its software development operations and was inactive until early 2004.  In November 2003 Tara Gold changed its name to American Stellar Energy, Inc., and in early 2004 began acquiring oil and gas properties.  In 2005 Tara Gold sold its oil and gas properties after it determined that these properties were not economical.

In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V., began acquiring mining properties in Mexico.  In May 2006, Tara Gold formed Tara Minerals Corp., which owns 99.9% of American Metal Mining.  Tara Minerals Corp. also owns 90% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006.  Adit was organized in June 2009 and ACM was acquired by Adit in June 2009.  Corporacion Amermin, Adit and ACM focus on gold mining concessions.  American Metal Mining focuses on industrial minerals, e.g. copper, zinc.  Corporacion Amermin, American Metal Mining and ACM are Mexican corporations. All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.  At May 31, 2010, Tara Gold owned 72.5% of the outstanding common stock of Tara Minerals Corp.

Tara Gold’s plan is to acquire low-cost properties that have the potential to yield high returns.  After acquiring a property and selecting a possible exploration area through its own efforts or with others, Tara Gold will typically compile reports, past production records and geologic surveys concerning the area.  Tara Gold will then undertake a field exploration program to determine whether the area merits work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken to further define the existence of any economic mineralization.  If such mineralization is delineated, further work may be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the deposit into commercial production.

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

As of December 31, 2007 Tara Gold had an interest in the mining properties listed below.  Subsequent to December 31, 2007 Tara Gold sold its interests in the San Miguel, Santa Cruz and Lluvia de Oro prospects and dropped the La Millionaria and Curcurpe prospects.  There is no assurance that any of Tara Gold’s remaining properties will be capable of producing precious metals in commercial quantities.

In Mexico land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,205 pounds.

La Currita Prospect

Tara Gold acquired the La Currita property in May 2005 from Minera Tres de Mayo, S.A.  In consideration for the assignment of its interest in this prospect, Tara Gold paid Minera Tres de Mayo $1,200,000, plus $180,000 of value-added tax.

On May 30, 2006 Tara Gold signed an agreement with Raven Gold Corp. providing Raven the option to acquire a 25% interest in the La Currita prospect.  In May 2007 Tara Gold and Raven amended the option agreement.  Pursuant to the terms of the new option agreement Raven acquired a 25% interest in the La Currita prospect by paying $600,000, and delivering 500,000 shares of its restricted common stock to Tara Gold.

Raven could increase its interest in the property to 40% by:

•

Delivering an additional 500,000 shares of its restricted common stock to Tara Gold, which shares were delivered on June 19, 2007.

•

Spending $1,375,000 on direct exploration (as opposed to indirect such as management and overhead) on or before May 30, 2008.

Raven defaulted on its obligations required by the joint venture agreement and the agreement with Raven was terminated in 2008.

In December 2008, Tara Gold signed an option agreement to Coeur d’Alene Mines Corporation which gave Coeur d’Alene the right to acquire a 100% interest in the concession from Tara Gold and all data in Tara Gold’s possession and control. In 2009 the option was terminated.

The La Currita property covers 65 hectares and is located in Chihuahua approximately 400 km southwest of the city of Chihuahua, northern Mexico.  The property is situated on the western edge of the Sierra Madre Occidental in the Temoris mining district.  The La Currita property includes four mines and a floatation mill.

The La Currita mines were in production between 1983 and 1998.  Mining operations resumed in early January 2007 and had terminated by October 2008.

Currently, Tara Gold is looking for a joint venture partner which would be willing to fund the development of this prospect.  In the alternative, Tara Gold, depending on its ability to raise additional capital, will continue the development of this prospect with its own funds.

San Miguel Prospect

Tara Gold acquired the San Miguel property in May 2005 from Minera Navajoa, S.A. for $700,000, plus an extension/option payment of $22,000.

Pursuant to the terms of an August 2005 agreement, Paramount Gold Mining Corp. acquired a 70% interest in the San Miguel prospect by:

•

Paying Tara Gold $250,000;

•

Paying $150,000 directly to Minerva Navajoa;

•

Issuing 718,519 shares of its common stock to Tara Gold; and

•

Spending $2.5 million on a trenching, drilling and sampling program on the property.

Paramount was the operator of the property and, Tara Gold and Paramount were required to jointly approve any exploration or development program concerning the property.

The San Miguel property is comprised of 276 hectares and is located in Chihuahua, Mexico in the Temoris mining district, which is part of the Sierra Madre Occidental.

As of December 31, 2007 the San Miguel joint venture ownership was 70% Paramount, 30% the Company.

In 2008, Tara Gold disputed certain amounts billed by Paramount. In October 2008, the dispute was eliminated when Paramount purchased Tara Gold’s 30% interest in this prospect for 7,000,000 shares of its common stock.  The shares of Paramount were received in the second quarter of 2009.

Santa Cruz

The Santa Cruz prospect was sold to Paramount, along with Tara Gold’s interest in the San Miguel prospect.   Paramount will issue 350,000 shares of its common stock to Tara Gold when defects in title to this prospect have been resolved.  As of May 31, 2010, the title defects had been resolved but Paramount had not issued the 350,000 shares to Tara Gold.

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

In 2007 Tara Gold signed an agreement with Pershimco Resources Ltd. providing Pershimco the option to acquire a 75% interest in the Las Minitas prospect.  In March 2008 Tara Gold and Pershimco agreed to terminate their joint venture with respect to the Las Minitas prospect.  The termination agreement between Tara Gold and Pershimco did not require Tara Gold to refund $570,000 previously paid by Pershimco to Tara Gold.

The Las Minitas prospect is 79.52 square kilometres in size and is located in Sonora, Mexico, approximately 40 kilometers northwest of the town of Alamos.  The property lies at the western edge of the Sierra Madre Occidental gold-silver belt.

As of May 31, 2010 Tara Gold was negotiating an amendment to its agreement with Mr. Pompa.

Lluvia de Oro Prospect

Tara Gold acquired the Lluvia de Oro property in March 2006 from Atotonilco Construcciones,  S.A.  In consideration for the assignment of its interest in this prospect Tara Gold paid $4,000,000, plus a value-added tax of $600,000, to Atotonilco Construcciones, S.A. according to the following schedule:

2007

$  2,127,500

2008

    2,472,500

$  4,600,000

All amounts due to Atotonilco Construcciones, S.A. have been paid in full.

On April 4, 2006 Tara Gold signed an agreement, as amended on September 12, 2006, with Northwest Mining, formerly known as Columbia Metals Corporation, providing Northwest the right to acquire a 100% interest in the Lluvia de Oro prospect by:

•

paying $550,000 to Tara Gold;

•

paying all remaining property payments;

•

issuing 1,000,000 shares of its common stock to Tara Gold;

•

reserving a 20% net cash flow interest in favor of Tara Gold.

The net cash flow interest entitled Tara Gold to 20% of the revenue from the operation of the property, less all expenses associated with maintaining and operating the property.

By December 2008 Northwest had made all required payments and title to this prospect was conveyed to Northwest in September 2009.

In December 2009, Tara Gold sold its 20% interest in Lluvia de Oro to Northwest for $200,000 in cash. Northwest will issue 2,500,000 shares of its common stock to Tara Gold when, during any three-month period, it sells 3,750 ounces of gold produced from this prospect.

La Millionaria Prospect

Pursuant to a June 2005 agreement, which was amended in October 2006, Tara Gold acquired four concessions, which comprise the “La Millionaria” property, from an unrelated third party.

On October 24, 2006 Tara Gold signed a non-binding letter of intent with Gold and Silver Minerals Corp. (“GSMC”) providing GSMC the option to acquire a 25% interest in the La Millionaria prospect. In June 2007 Tara Gold and GSMC agreed to terminate their joint venture with respect to the La

Millonaria prospect. The termination agreement between Tara Gold and GSMC did not require Tara Gold to refund $105,000 previously paid by GSMC to Tara Gold.

In November 2007 Tara Gold entered into an agreement with La Camera Mining, Inc. which allowed La Camera to earn a 70% interest in the La Millionaria prospect.  In July 2008 the agreement with La Camera Mining was terminated.

The La Millionaria prospect was acquired from Minas de Topago, S.A. de C.V.  Minas de Topago was also the owner of the Centanario prospect, which is part of the Don Roman groupings now owned by Tara Minerals.  In June 2009 the La Millionaria prospect was returned to Minas de Topago in return for a $195,956 reduction in future payments due with respect to the Centanario prospect.

Curcurpe Prospect

In April 2007 Tara Gold entered into an agreement with Carlos Arnold Acuna Aranda for the purchase of five concessions, known as “Curcurpe”.  The purchase price for the concessions was $2,000,000, plus a value-added tax of $300,000 and was payable over a four-year period.

In November 2007 Tara Gold entered into an agreement with La Camera Mining, Inc. which allowed La Camera to earn a 70% interest in the Curcurpe prospect.  In June 2008, the agreement with La Camera Mining was terminated.

In July 2008 the Curcurpe prospect was returned to Mr. Acuna.

Dos Amigos/Unification Rey de Oro Prospects

In October 2006 Tara Gold purchased 97% of a Mexican corporation named Compañía Minera La Escuadra, S.A. de C.V.  At the time of this acquisition, the primary assets of Compania Minera la Escuadra were the Dos Amigos and Unification Rey de Oro mining prospects.  In September 2008, Tara Gold returned Compañía Minera La Escuadra, S.A. de C.V. to its original owners. As of December 31, 2007 Compania Minera La Escuadra, S.A. de C.V., net of liabilities were classified as assets for disposition.

The Dos Amigos and Unification Rey de Oro prospects were later acquired by Tara Gold’s subsidiary, Adit Resources, as part of the Picacho Group of concessions.

La Estrella Prospect

In January 2006 Tara Gold entered into an agreement to purchase the La Estrella mining property for $400,000.  Tara Gold has paid $24,000 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement.  Tara Gold is reviewing the situation with its legal advisors in Mexico.

La Virginia Prospect

In February 2007 Tara Gold entered into an agreement to purchase the La Virginia mining property for $600,000.  Tara Gold has paid $5,500 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement.  Tara Gold is reviewing the situation with its legal advisors in Mexico.

Tara Minerals Corp.

Tara Gold owns 72.5% of the outstanding common stock of Tara Minerals Corp.  As of May 31, 2010 Tara Minerals Corp. had a 100% ownership in the Don Roman group of concessions which are described below.

Don Roman Groupings

The Don Roman Groupings, comprised of 7,032 hectares, were acquired in October 2006 and November 2008 from unrelated third parties for approximately $2,846,229, plus value added taxes of approximately $460,311. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, and the Centanario mining prospects

The remaining payments for the Don Roman Groupings are due according to the following schedule:

2010

$     892,854

2011

546,673

2012

       692,330

$  2,131,857

The Don Roman Groupings projects are located approximately 25 kilometres from the town of Choix, Sinaloa State, Mexico.  The properties are accessed by driving a 4x4 vehicle on Sinaloa State maintained roads along the north side of the Rio Fuerte River to the village of Altamira, located in the center of the La Reforma Mining District.  From Altamira, the road trends due north to the village of Mocoribo.  The properties can then be reached by hiking two kilometers from the village.

Preliminary and continuing evaluation of the Don Roman Groupings has identified numerous mineralized systems at various locations on the property, some of which include a series of parallel NE trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization.  A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold/copper systems; and one iron ore, gold, copper system.

Permits needed to move towards continued active mining, assessing exploitation options and costs associated with the design of various mining and recovery systems have been obtained.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 400 tonnes per day, has begun test ore runs on one of three circuits.  Water rights for the property have been acquired and a 3" water pump and 4.5 km water line has been completed from Huites water reservoir.  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the Plant.

In October 2006, Tara Gold acquired the rights to three concessions, known as the “Don Roman Prospect”.  The sales price of the asset, as amended, is $521,739 plus value added tax of $78,261.  The purchase price was paid in full in January 2007.

In January 2007, this concession was assigned to Tara Gold’s subsidiary Tara Minerals Corp. In the fourth quarter of 2009 Tara Minerals began extracting material from its Don Roman mine to process and produce lead/silver and zinc concentrates for sale to a third party.  During the first quarter 2010, Tara Minerals spent time and resources refining its recovery and concentrate production process, including the addition of a concentrate dryer, so that in April 2010 it was able to begin shipping high quality concentrates to a third party buyer.

Adit Resources Corp.

Tara Gold owns 72.5% of the outstanding common stock of Tara Minerals Corp.  Tara Minerals in turn owns 89.5% of the outstanding common stock of Adit Resources Corp.  Adit Resources owned a 100% interest in the mining prospect described below.  Although Adit believes that this property has deposits of gold and silver, the property is in the exploratory state, does not have any known reserves, and may never produce any of these metals in commercial quantities.

Picacho Prospect

Between October 2006 and January 2007 Tara Gold acquired eight mining claims known as the “Picacho prospect” from Emilio Acuña Peralta.  Under the terms of the agreement with Mr. Acuña, Tara Gold had the right to acquire a 100% interest in the property by making payments to Mr. Acuña totalling $7,000,000 over a five-year period.  Due to economic circumstances relating to the current recession, Tara Gold failed to make a payment due in November 2008.   In July 2009 Tara Minerals agreed to acquire the Picacho claims, which then included the Dos Amigos and Unification Rey de Oro prospects, from Mr. Acuña for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June 2009.  The $575,000 paid to Mr. Acuña in June 2009 was borrowed from Tara Gold by Tara Minerals.  In December 2009 Adit paid an instalment of $278,500 (which included applicable value added taxes) toward the purchase.

In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $200,000 towards this note.

On March 31, 2010 Adit and Mr. Acuna amended their agreement.  Under the revised arrangements Adit paid Mr. Acuna $500,000 in cash (plus $80,000 in value added taxes); and in consideration for the transfer of all technical data relating to the prospect, issued Mr. Acuna 320,000 shares of Adit’s common stock, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is be due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted.

The Picacho Prospect, which includes mineral interests acquired from persons other than Emilio Acuna, has a surface area of approximately 7,060 hectares, and is located in the Northern Sierra Madre Gold Belt, 120 kilometers south of the U.S. border, in Sonora, Mexico.  The Picacho Prospect is located approximately 24 kilometres from the town of Bacoachi, Sonora State, Mexico where there is a national paved highway, the national power grid, and a 1200 meter airstrip. The town of Bacoachi has a population of approximately 1500, with most amenities needed to support Adit’s planned exploration and development program.

The predominant rocks in the area are Late Cretaceous to mid-Tertiary andesitic flows, tuffs, and breccias overlain by Tertiary flows and tuffs and crosscut by rhyodacite intrusives.  The Picacho Mining District was reportedly discovered in 1898 with unrecorded gold and silver production between 1900 and 1935, primarily from the Picacho Mine. In the opinion of Adit, the district has needs thorough exploration using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Adit feels that this area may potentially host precious metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

There are approximately 2,000 meters of underground workings at the old Picacho mine and perhaps a few hundred meters of workings elsewhere on the property. Most of the Picacho mine workings that are on the vein have been sampled at 3 to 5 meter intervals.

A review of past work and documentation of vein textures and mineralogy, including over 5300 meters of diamond drilling, suggest that the level of exposure in Picacho’s hydrothermal system is quite high, thus a precious metal zone could persist for several hundred, perhaps as much as 600 meters, below the surface.

While there are no well-defined reserves at Picacho, using the sampling of the underground workings and the drilling intercepts along the main portion of the Picacho vein, it has been possible to roughly define four mineralized zones. Three of the zones are 70 to 90 meters wide along strike, but the third zone appears to be at least 120 meters wide along strike and open to the north. The zone appears to widen with depth, with increasing grades.

Between June 2006 and May 2007, Tara Gold mined a small amount of ore containing gold and silica.  The mineralized ore was crushed at the mill and then sold to an unrelated third party.

Assuming Adit has the necessary funding or has an agreement with a joint venture partner with adequate funding, the following shows the timing and estimated cost of the present exploration plan for the Picacho Prospect property, with emphasis on the Picacho Vein:

Phase	Projected Completion	Estimated Cost
Surface Evaluation and Exploration Drilling	2010	$ 6,075,000
Development Drilling, Feasibility Studies and Purchase of Equipment	2011	$30,575,000
Development, Construction, Production	2012	$50,328,000

Adit owns 99.9% of the capital stock of American Copper Mining S.A. de C.V., a Mexican corporation.  All of Adit’s operations in Mexico are conducted through American Copper Mining and all references to Adit include the operations of American Copper Mining.

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

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for fifty years and give their holders the right to carry out exploration work and, if warranted, any mine on the concession put into production.

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

Mexican and foreign individuals, as well as Mexican corporations, are allowed to hold mining concessions.  Although foreign corporations may not hold mining concessions, foreign corporations may, however, own Mexican corporations.

General

As of May 31, 2010, Tara Gold had three part-time employees, including its two officers.

Tara Gold’s offices are located at 2162 Acorn Court, Wheaton, IL 60187 and consist of approximately 150 square feet of space, which is supplied without charge by Francis Richard Biscan, Jr., Tara Gold’s President.  Tara Gold’s offices are expected to be adequate to meet its foreseeable future needs.

Tara Gold’s website is www.taragoldresources.com.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

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

(REMOVED AND RESERVED)

ITEM 5.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of May 31, 2010 there were approximately 1,500 holders of Tara Gold’s common stock, which number includes shares held by banks, brokerage houses and securities depositories.  Prior to May 2010 the common stock of Tara Gold traded in the over-the-counter market, which is sometimes referred to as the “pink sheets”, under the symbol: TRGD. In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order Tara Gold’s common stock was removed from the Pink Sheets and now trades only on an unsolicited basis. Shown below are the high and low quotations for Tara Gold’s common stock for the periods indicated as reported by the FINRA.  The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

3/31/06	$ 0.24	$ 0.07
6/30/06	$ 0.59	$ 0.27
9/30/06	$ 0.38	$ 0.27
12/31/06	$ 1.32	$ 0.41
3/31/07	$ 1.40	$ 0.90
6/30/07	$ 1.14	$ 0.75
9/30/07	$ 0.99	$ 0.48
12/31/07	$ 0.78	$ 0.32

As of May 31, 2010 Tara Gold had 102,807,618 outstanding shares of common stock. As of that same date Tara Gold did not have any outstanding options, warrants or securities which were convertible into shares of Tara Gold’s common stock.

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

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

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

During 2007 Tara Gold’s general and administrative expenses increased due to increased consultation and professional fees.  Included in operating and general and administrative expenses is a non-cash charge of $1,164,173 pertaining to the issuance of stock options at Tara Minerals Corp.

During the year ended December 31, 2006 Tara Gold’s operations used approximately $1,287,000 in cash.  During this same period Tara Gold paid approximately the following for investing and financing activities as reported on its statement of cash flows:

•

$24,000 toward mining equipment and other equipment,

•

$382,000 in loans to unrelated third parties,

•

$87,000 for deposits on other mining properties, and

•

$1,857,000 toward the purchase of mining concessions.

These payments were offset by the following:

•

$3,115,000 in payments from Joint Venture partners, and

•

$1,760,000 from the sale of common stock for cash.

During the year ended December 31, 2007, Tara Gold’s operations used approximately $4,622,000 in cash.  During this same period Tara Gold paid:

•

$143,000 for mining equipment, furniture and fixtures,

•

$415,000 for land and an office building,

•

$380,000 in loans to unrelated third parties,

•

$352,000 toward the purchase price of mining concessions, and

•

$318,000 for deposits on other mining properties.

These payments were offset by the following:

•

$638,000 in proceeds from the sale of marketable securities,

•

$375,000 in collections from notes receivable,

•

$5,049,000 in payments from Joint Venture partners, and

•

$3,140,000 from the sale of common stock for cash.

Tara Gold anticipates that its capital requirements for the twelve months ending May 31, 2011 will be:

Payments for mining properties	$ 700,000
General and administrative expenses	500,000
Total	$ 1,200,000

The capital requirements shown above do not include any capital required by Tara Minerals Corp. and subsidiaries, Tara Gold’s subsidiary, as that subsidiary raises its own capital.

Tara Gold does not anticipate that it will need to hire any additional employees prior to May 31, 2011.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may not continue to operate in its present mode, may need to cease operations or may not be able to maintain its required SEC filings.

In 2007, Tara Gold’s cash flow was substantial due to its ability to joint venture its mining concessions. However, several of our joint venture partners defaulted on their agreements to provide funding. Due to these circumstances, Tara Gold decided to maintain its business operations and deferred filing Exchange Act reports for the short term.

See Note 1 to the financial statements included as part of this report for a description of Tara Gold’s significant accounting policies and recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 9.

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

ITEM 9A. and 9A.(t)  CONTROLS AND PROCEDURES

Francis R. Biscan, Jr., Tara Gold’s Chief Executive Officer, and David A. Bizzaro, Tara Gold’s Principal Financial Officer, evaluated the effectiveness of Tara Gold’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Gold’s disclosure controls and procedures were ineffective.

Management’s Report on Internal Control Over Financial Reporting

Tara Gold’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Tara Gold’s principal executive and principal financial officers and implemented by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Tara Gold’s financial statements in accordance with U.S. generally accepted accounting principles.

Tara Gold’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of Tara Gold’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that Tara Gold’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In connection with the preparation of Tara Gold’s financial statements, management undertook an assessment of the effectiveness of Tara Gold’s internal control over financial reporting, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Gold’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that Tara Gold’s internal control over financial reporting was not effective as of December 31, 2007 due to our untimely filing of our financial reports.

There were no changes in Tara Gold’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Tara Gold’s internal control over financial reporting.

This annual report does not include an attestation report of Tara Gold’s independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Tara Gold’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Tara Gold to provide only management’s report on internal control in this annual report.

ITEM 9B.

OTHER INFORMATION

Not applicable.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Title
Francis R. Biscan, Jr.	49	President and a Director
David A. Bizzaro	48	Principal Financial and Accounting Officer
Clifford A. Brown	59	Director

Francis R. Biscan Jr. has been an officer and director of Tara Gold since August 2003.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Minerals Corp., a subsidiary of Tara Gold, since May 2006.

David Bizzaro was appointed as the Company’s Principal Financial and Accounting Officer on May 12, 2010.  Mr. Bizzaro has been the managing partner of IFC Group, a firm which provides outsourced international controllership services to middle market companies, since January 2010.  Prior to that time Mr. Bizzaro held the following positions:

Employer	Position	Year(s)

Rigid Building Systems, Inc., a manufacturer of pre-engineered steel buildings	Acting Chief Financial Officer	2009
High Street Partners, Inc.	Vice President – International Operations	2007-2009
ICT Group, Inc., a publicly traded call center and BPO provider	Senior Vice President of International Finance	2005-2007
Avaya Inc., a corporation involved in internet telephone systems and call center technology	Corporate Finance Director	2004-2005
Ciena Corporation, a telecommunications equipment manufacturer	Asia Pacific Finance Director	2001-2003
XO Communications, a telecommunications carrier	Operations Finance Director	2000-2001
Sprint/Global One, a telecommunications joint venture of Sprint, France Telecom and Deutshe Telekom.	Finance Director – Network Operations/Regional Controller Latin America	1995-2000
NCR Corporation Computer manufacturer	European Logistics Manager Inventory Controller Financial Analyst	1988 - 1995

Clifford A. Brown has been an officer and director of Tara Gold since November 2004.  Mr. Brown resigned as Tara Gold’s Principal Financial and Accounting Officer in May 2010.  Since 1989 Mr. Brown has been the President of Clifford A. Brown and Co., a firm which provides accounting and consulting services and sells accounting software.  Since 1993 Mr. Brown has served as the treasurer and Board member of Restoration Ministries, Inc., a non-profit corporation with 33 different ministries in Chicago.  Mr. Brown has also been an officer and director of Tara Minerals Corp., a subsidiary of Tara Gold, since May 2006.

Each director holds office until the next annual meeting of shareholders and until their successor has been elected and qualified.  Tara Gold’s officers are elected by its Board of Directors and hold office until their resignation or removal by the Board of Directors.

None of Tara Gold’s directors are independent as that term is defined in section 803 of the listing standards of the NYSE Amex.

Tara Gold does not have a compensation committee or an audit committee.  David A. Bizzaro is Tara Gold’s financial expert.  However, since Mr. Bizzaro is an officer of Tara Gold he is not independent as that term is defined in section 803 of the listing standards of the NYSE Amex.

Tara Gold has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.  Tara Gold’s Code of Ethics was filed as an exhibit to its annual report on Form 10-KSB for the year ended December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows, in summary form, the compensation earned or received by (i) Tara Gold’s Chief Executive Officer and (ii) by each other executive officer of Tara Gold who earned or received in excess of $100,000 during the three years ended December 31, 2007.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compen -sation (5)	Total
Francis R. Biscan, Jr.,	2007	$276,000	$75,000	-	-	-	$351,000
President	2006	$ 96,000	-	-	-	-	$ 96,000*
	2005	-	-	$96,000	-	-	$ 96,000

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

In January 2008 Tara Gold entered into an employment agreement with Mr. Biscan which expired on January 1, 2009.  The employment agreement provided that Tara Gold would pay Mr. Biscan a salary of $276,000 during the term of the agreement and requires Tara Gold to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Gold, then Mr. Biscan may resign from his position at Tara Gold and receive the remainder of his $276,000 salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Gold’s common stock by a third party or a change in a majority of Tara Gold’s directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2008 Tara Gold entered into an employment agreement with Clifford A. Brown which expired on January 1, 2009.  The employment agreement provided that Tara Gold would pay Mr. Brown a salary of $96,000 during the term of the agreement and requires Tara Gold to pay for Mr. Brown’s medical insurance.

Tara Gold plans to sign an employment agreement to David A. Bizzaro subsequent to the filing of this document.

Stock Option and Bonus Plans

Tara Gold has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

Incentive Stock Option Plan.  Tara Gold’s Incentive Stock Option Plan authorizes the issuance of shares of Tara Gold’s common stock to persons that exercise options granted pursuant to the Plan.  Only Tara Gold employees may be granted options pursuant to the Incentive Stock Option Plan.  The option exercise price is determined by Tara Gold’s directors but cannot be less than the market price of Tara Gold’s common stock on the date the option is granted.

Non-Qualified Stock Option Plan.  Tara Gold’s Non-Qualified Stock Option Plan authorizes the issuance of shares of Tara Gold’s common stock to persons that exercise options granted pursuant to the Plan.  Tara Gold’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Stock Bonus Plan.  Tara Gold’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors.  However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Summary.  The following lists, as of May 31, 2010, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Gold’ common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plan	3,000,000	--	N/A	--
Non-Qualified Stock Option Plan	6,000,000	--	N/A	--
Stock Bonus Plan	2,500,000	N/A	--	--

Tara Gold plans to issue options to David A. Bizzaro.  The options, when issued, will permit Mr. Bizzaro to purchase up to 300,000 common shares of the subsidiaries of Tara Gold.  The exercise price of the options will be equal to the market price of Tara Gold’s common stock on the date the options are granted.

Tara Gold’ stock option and bonus plans have not been approved by its shareholders.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the ownership of Tara Gold’s common stock. As of May 31, 2010 by each shareholder known by Tara Gold to be the beneficial owner of more than 5% of its outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address of	Shares Beneficially	Percent of
Beneficial Owner	Owned	Class
Francis R. Biscan, Jr. 2162 Acorn Court Wheaton, IL 60187	12,494,729	12.15%

David A. Bizzaro 300 N. Euclid Ave., Westfield, NJ 07090	--	--

Clifford A. Brown 313 Arbor Avenue West Chicago, IL 60185	3,098,371	3.01%

All Officers and Directors as a group (3 persons)	15,593,100	15.16%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2004 Tara Gold borrowed $60,000 from Francis R. Biscan, Jr., Tara Gold’s President and Chief Executive Officer.  The loans were represented by promissory notes which, at the option of Mr. Biscan, could be converted at any time into shares Tara Gold’s common stock.  In 2006 Mr. Biscan converted these loans into 2,000,000 shares of Tara Gold’s common stock.

In 2005 Tara Gold borrowed $36,000 from Clifford A. Brown, its then Principal Financial Officer.  The loans were represented by promissory notes which, at the option of Mr. Brown, could be converted at any time into shares of Tara Gold’s common stock.  In 2006 Mr. Brown converted these loans into 1,200,000 shares of Tara Gold’s common stock.

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

In June 2009, Tara Minerals borrowed $1,695,000 from Tara Gold.  The loans bore interest at the prime rate plus 3.25%.  On December 31, 2009 Tara Gold converted the amounts loaned to Tara Minerals, plus accrued interest of $55,088, into 8,750,440 shares of Tara Minerals’ common stock.

In June, 2009 Tara Minerals acquired the Picacho claims for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June, 2009.  The $575,000 paid in June 2009 was borrowed from Tara Gold.  In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $200,000 towards this note.

On March 31, 2010 Adit and the vendor of the property amended their agreement.  Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes); and issued the vendor 320,000 shares of Adit’s common stock and 437,500 shares of Tara Minerals’ common stock.

Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted.

As of May 31, 2010, Tara Gold owned 72.5% of the outstanding shares of Tara Minerals Corp.

As of May 31, 2010, Tara Minerals owned 89.5% of the outstanding common stock of Adit Resources.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 13, 2006 Tara Gold replaced its former independent auditors, Telford Sadovnick, P.L.L.C. with Mendoza Berger & Company, LLP.  Telford Sadovnick audited Tara Gold’s financial statements for the fiscal years ended December 31, 2003 and 2004.  Telford Sadovnick did not bill Tara Gold for any fees during the year ended December 31, 2006.

Mendoza Berger audited Tara Gold’s financial statements for the years ended December 31, 2007 and 2006.  The following table shows the aggregate fees billed to Tara Gold during the years ended December 31, 2007 and 2006 by Mendoza Berger.

	2007	2006
Audit Fees	$ 150,979	$ 151,919
Audit-Related Fees	$ 0	$ 0
Financial Information Systems	$ 0	$ 0
Design and Implementation Fees	$ 0	$ 0
Tax Fees	$ 928	$ 25,334
All Other Fees	$ 2,531	$ 4,859

Audit fees represent amounts billed for professional services rendered for the audit of Tara Gold’s annual financial statements and the review of Tara Gold’s interim financial statements.  Before Mendoza Berger was engaged by Tara Gold to render these services, the engagement was approved by Tara Gold’s Directors.

ITEM 15.  EXHIBITS

Exhibit No.	Description of Exhibit
3.1.1	Articles of Incorporation	(Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form 10-SB)
3.1.2	Amendment to Articles of Incorporation for Name Change To MerchantPark Communications	(Incorporated by reference to exhibit 3(i) filed with the Company’s report on Form 8-K on April 6, 2001).
3.1.3	Amendment to Articles of Incorporation for name change to American Stellar Energy, Inc.	Incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004).
3.1.4	Amendment to Articles of Incorporation for name change to Tara Gold Resources Corp	(2)
3.2	Bylaws	(Incorporated by reference to exhibit3.2 filed with the Company’s registration statement on Form 10-SB
10.1	Employment Agreement – Francis R. Biscan Jr.	(2)
10.2	Employment Agreement – Clifford Brown	(2)
10.3	[RESERVED]
10.4	Amended Agreement pertaining to La Currita property	(2)
10.5	Agreement pertaining to San Miguel property	(2)
10.6	Letter of Intent pertaining to Las Minitas property	(2)
10.7	Agreement pertaining to Lluvia de Oro property	(2)
10.8	Agreement pertaining to Picacho property	(2)
10.9	Agreement pertaining to acquisition of La Millionaria property	(2)
10.10	Letter of intent pertaining to La Millionaria property	(2)
10.11	Modification of agreement pertaining to San Miguel property	(3)
10.12	Agreement to terminate JV pertaining to Las Minitas property	(3)
10.13	Agreement to terminate joint venture pertaining to La Millonaria	(3)
10.14	Modified purchase agreement pertaining to Picacho Property	(4)
10.15	Stock purchase agreement pertaining to La Escuadra	(4)
10.16	Purchase agreement pertaining to Pilar property	(4)
10.17	Joint venture and option agreement pertaining to Lluvia de Oro	(4)
10.18	Second modified purchase agreement pertaining to Picacho property	(4)
10.19	Purchase agreement pertaining to Picacho property	(4)
10.20	Joint venture agreement pertaining to San Miguel and Santa Cruz properties	(4)
10.21	Modified purchase agreement pertaining to Pilar property	(4)
10.22	Agreement pertaining to Las Brisas property

10.23	Notice of pending default on joint venture pertaining to Picacho property	(4)
10.24	Joint venture termination letter pertaining to Picacho	(4)
10.25	Binding letter of intent pertaining to Curcurpe, Picacho and La Millonaria properties	(4)
10.26	Agreement pertaining to Marina property	(4)
10.27	Modification agreement pertaining to JV agreement with Lateegra and La Camera	(4)
10.28	Binding Commitment to purchase pertaining to Curcurpe with La Camera	(4)
10.29	Binding Commitment to purchase pertaining to Picacho with La Camera	(4)
10.30	Binding Commitment to purchase pertaining to La Millonaria with La Camera	(4)
10.31	JV agreement between Tara Gold and La Camera	(4)
10.32	Promissory note pertaining Curcurpe – La Camera	(4)
10.33	Promissory note pertaining Picacho – La Camera	(4)
10.34	Promissory note pertaining La Millonaria – La Camera	(4)
10.35	Modification of agreement pertaining to Las Minitas property	(4)
10.36	Termination of joint venture agreement pertaining to Curcurpe, Picacho and La Millonaria properties	(4)
10.37	Agreement pertaining Los Auriferos property	(4)
10.38	Surrender of rights and termination of joint venture pertaining to Curcurpe, Picacho and La Millonaria properties	(4)
10.39	Default letter on joint venture agreement pertaining to La Currita property	(4)
10.40	Option and JV Agreement pertaining to property La Currita	(4)
10.41	Modified termination agreement pertaining to the Pilar property	(4)
10.42	Judicial agreement pertaining to Picacho litigation and Dos Amigos property	(4)
10.43	Second Judicial termination agreement pertaining to the Picacho litigation and Unificacion de Oro property	(4)
10.44	Gratuitous cession of rights pertaining to the Picacho litigation	(4)
10.45	Donation of mining equipment pertaining to the Picacho litigation	(4)
14	Code of Ethics	(1)
21	Subsidiaries	(4)
31	Rule 13a-14(a) Certifications	(4)
32	Section 1350 Certifications	(4)

(1)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004

(2)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005

(3)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2006

(4)

Filed with this report.

TARA GOLD RESOURCES CORP.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'

of Tara Gold Resources Corp., Inc. (formerly American Stellar Energy, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tara Gold Resources Corp., Inc. (formerly American Stellar Energy, Inc.) (an exploration stage company) (a Nevada corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years then ended and the period from inception (December 5, 2000) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tara Gold Resources Corp., Inc. from Inception December 5, 2000 through December 31, 2004, were audited by other auditors whose report dated December 9, 2005, expressed an unqualified opinion on those statements (the December 9, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern), have been furnished to us.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp, Inc. (formerly American Stellar Energy, Inc.) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended and for the period from inception (December 5, 2000) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mendoza Berger & Company, LLP

Mendoza Berger & Company, LLP

Irvine, CA

June 29th, 2010

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 2,606	$ 1,590
Trade receivables	-	13
Other receivables, net of $294 and $16 of allowance as of December 31, 2007
and December 31, 2006, respectively	3,065	2,645
Marketable securities	2,708	1,633
Assets held for disposition, net of liabilities	1,604	-
Notes receivable	387	382
Deferred tax asset	559	649
Other current assets	99	4
Total current assets	11,028	6,916
Property, equipment, and mine development, net of accumulated depreciation of
$125 and $19 as of December 31, 2007 and December 31, 2006, respectively	17,472	16,906
Construction in progress	9	-
Deposits	486	168
Total Assets	$ 28,995	$ 23,990

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,287	$ 1,129
Short-term convertible debt	-	25
Notes payable, current	5,160	4,188
Payments from joint venture partner for options to purchase mining properties	2,472	2,768
Deferred joint venture fee income	29	29
Deferred tax liability	128	-
Due to related parties	497	342
Total current liabilities	10,573	8,481
Long-term accrued liabilities	1,083	1,589
Payments from joint venture partner for options to purchase mining properties	2,622	1,325
Notes payable, long term	7,054	10,015
Total liabilities	21,332	21,410

Minority Interest	2,940	343
Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $.001 par value 150,000,000 shares authorized – 95,015,952 and 83,938,452 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	95	84
Additional paid-in capital	10,417	4,847
Stock payable	468	-
Accumulated deficit during exploration stage	(4,648)	(2,207)
Other comprehensive loss	(1,609)	(487)
Total stockholders’ equity	4,723	2,237
Total liabilities and stockholders’ equity	$ 28,995	$ 23,990

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

	For the Year Ended December 31,		From inception December 5, 2000 to December 31,
	2007	2006	2007
Revenues:
Revenue from website development and software	$ -	$ -	$ 168
Sales	129	143	272

Cost of Revenue:
Exploration expenses	3,050	17	3,066

Gross (Loss) Profit	(2,921)	126	(2,626)

Operating, general, and administrative expenses	5,664	1,944	9,849

Operating loss	(8,585)	(1,818)	(12,475)

Other (income) expense:
Interest (income)	(77)	(65)	(142)
Interest expense	119	312	516
Settlement expense	315	-	315
(Gain) on extinguishment of debt	(560)	(531)	(881)
Loss on deconsolidation of joint venture	195	-	195
(Gain) on sale of joint venture interest	(2,046)	(1,066)	(3,112)
(Gain) on dissolution of joint venture	(4,460)	(475)	(4,935)
Loss on disposal of assets	3	178	400
Realized loss on the sale of marketable securities	209	-	209
Other (income)	(59)	(21)	(80)
	(6,361)	(1,668)	(7,515)

Minority Interest	650	5	655

(Loss) before income taxes	(1,574)	(145)	(4,305)
Income tax provision (benefit), net	822	(507)	315
(Loss) income from continuing operations	(2,396)	362	(4,620)

Discontinued operations:
Income from operations of discontinued oil properties
(including loss on disposal of $7,679)	-	-	17
Loss from operations of La Escuadra	(45)	-	(45)

Net (loss) income	(2,441)	362	(4,648)

Other comprehensive loss:
Foreign currency translation gain (loss)	25	(32)	(13)
Unrealized loss, net on marketable securities	(1,147)	(449)	(1,596)

Comprehensive loss	$ (3,563)	$ (119)	$ (6,257)

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Continued)

	For the Year Ended December 31,		From inception December 5, 2000 to December 31,
	2007	2006	2007
Net (loss) income per share – basic	$ (0.03)	$ 0.00

Weighted Average Number of Common Shares Outstanding
- basic	89,817,313	80,439,135

Net (loss) income per share – dilutive	$ (0.03)	$ 0.00

Weighted Average Number of Common Shares Outstanding
- dilutive	89,817,313	87,769,264

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2007

(In thousands of U.S. Dollars, except share amounts)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at inception (December 5, 2000)	-	$ -		$ -	$ -	$ -	$ -

Issuance of common stock to Founders for cash	4,000,000	4	- -	-	-	-	4

Net loss	-	-	-	(9)	-	-	(9)

Balance at December 31, 2000	4,000,000	4	-	(9)	-	-	(5)

Issuance of common stock in exchange for 100% of common stock of MerchantPark	1,500,000	2	(2)	-	-	-	--

Issuance of Common stock for cash	2,491,583	2	152	-	-	-	154

Issuance of common stock for services	4,645,261	5	77	-	-	-	82

Issuance of common stock for 100% of shares of Caged Iron Technologies	2,000,000	2	101	-	-	-	103

Issuance of common stock issued for debt	459,000	-	46	-- -	-	-	46

Issuance of common stock issued for assets	3,064,556	3	301	-- -	-	-	304

Stock offering costs	-	-	(13)	-- -	-	-	(13)

Currency translation adjustment	-	-	-	-- -	-	1	1

Net loss	-	-	-	(418)	-	-	(418)

Balance at December 31, 2001	18,160,400	$ 18	$ 662	$ (427)	$ -	$ 1	$ 254

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2007

(In thousands of U.S. Dollars, except share amounts)

 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at December 31, 2001	18,160,400	$ 18	$ 662	$ (427)	$ -	$ 1	$ 254

Issuance of common stock for services	2,336,500	2	22	-	-	-	24

Issuance of common stock for debt	5,844,976	6	272	-	-	-	278

Issuance of Common stock for cash	6,000,000	6	23	-	-	-	29

Currency Translation adjustment	-	-	-	-	-	-	-

Net Loss	-	-	-	(677)	-	-	(677)

Balance at December 31, 2002	32,341,876	32	979	(1,104)	-	1	(92)

Issuance of Common stock for cash	3,754,848	4	53	-	-	-	57

Issuance of common stock for debt	9,019,445	9	189	-	-	-	198

Net loss	-	-	-	(156)	-	-	(156)

Balance at December 31, 2003	45,116,169	$ 45	$ 1,221	$ (1,260)	$ -	$ 1	$ 7

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2007

(In thousands of U.S. Dollars, except share amounts)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at December 31, 2003	45,116,169	$ 45	$ 1,221	$ (1,260)	$ -	$ 1	$ 7

Issuance of common stock for cash	2,807,000	3	161	-	-	-	164

Issuance of common stock for services	3,010,000	3	147	-	-	-	150

Stock cancelled	(1,200,000)	(1)	1	-	-	-	-

Share subscriptions received	-	-	-	-	148	-	148

Foreign currency translation income	-	-	-	-	-	-	-

Net loss	-	-	-	(373)	-	-	(373)

Balance at December 31, 2004	49,733,169	$ 50	$ 1,530	$ (1,633)	$ 148	$ 1	$ 96

 (Continued)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2007

(In thousands of U.S. Dollars, except share amounts)

 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at December 31, 2004	49,733,169	$ 50	$ 1,530	$ (1,633)	$ 148	$ 1	$ 96

Issuance of common stock for services	6,472,984	6	273	-	-	-	279

Issuance of common stock for cash	13,506,001	14	431	-	-	-	445

Share subscriptions delivered	-	-	-	-	(113)	-	(113)

Common stock for mining concession finders’ fees	200,000	-	8	-	-	-	8

Warrants for mining concession finders’ fees	-	-	4	-	-	-	4

Beneficial conversion feature	-	-	207	-	-	-	207

Foreign currency translation loss	-	-	-	-	-	(7)	(7)

Net loss	-	-	-	(935)	-	-	(935)

Balance at December 31, 2005	69,912,154	$ 70	$ 2,453	$ (2,568)	$ 35	$ (6)	$ (16)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2007

(In thousands of U.S. Dollars, except share amounts)

 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at December 31, 2005	69,912,154	$ 70	$ 2,453	$ (2,568)	$ 35	$ (6)	$ (16)

Issuance of common stock for services	2,251,250	2	228	-	-	-	230

Issuance of common stock for cash	7,440,433	7	1,753	-	-	-	1,760

Share subscriptions delivered	634,615	1	41	-	(35)	-	7

Conversion of convertible debt to stock	3,700,000	4	187	-	-	-	191

Beneficial conversion feature	-	-	185	-	-	-	185

Foreign currency translation loss	-	-	-	-	-	(32)	(32)

Unrealized loss on investments	-	-	-	-	-	(449)	(449)

Net loss	-	-	-	361	-	-	361

Balance as of December 31, 2006	83,938,452	$ 84	$ 4,847	$ (2,207)	$ -	$ (487)	$ 2,237

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2007

(In thousands of U.S. Dollars, except share amounts)

 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at December 31, 2006	83,938,452	$ 84	$ 4,847	$ (2,207)	$ -	$ (487)	$ 2,237

Issuance of common stock for services	600,000	1	607	-	-	-	608

Issuance of common stock for cash	2,217,500	2	885	-	-	-	887

Issuance of common stock for exercise of warrants and receipt of cash	4,443,333	4	2,249	-	-	-	2,253

Stock based compensation	-	-	1,164	-	-	-	1,164

Conversion of convertible debt to stock	2,316,667	2	67	-	-	-	69

Conversion of convertible debt to stock subscription and related settlement expense	-	-	-	-	342	-	342

Stock bonus payable	-	-	-	-	126	-	126

Stock issued for additional ownership interest in Amermin	1,500,000	2	598	-	-	-	600

Foreign currency translation gain	-	-	-	-	-	25	25

Unrealized loss on investments	-	-	-	-	-	(1,147)	(1,147)

Net loss	-	-	-	(2,441)	-	-	(2,441)

Balance as of December 31, 2007	95,015,952	$ 95	$ 10,417	$ (4,648)	$ 468	$ (1,609)	$ 4,723

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

	For the Year Ended		From inception
	December 31,		December 5, 2000
	2007	2006	to Dec. 31, 2007
Cash flows from operating activities:
Net (loss) income	$ (2,441)	$ 361	$ (4,648)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	115	19	338
Allowance for doubtful accounts	278	(15)	290
Allowance for mining deposits deemed uncollectible	-	29	29
Common stock issued for services and other expenses	608	313	1,492
Stock based compensation and stock bonuses	1,290	-	1,290
Loss on deconsolidation of joint venture	195	-	195
Non-cash expense due to deconsolidation of joint venture	216	-	216
Gain on sale of joint venture interest	(2,046)	(1,259)	(2,862)
Gain on dissolution of joint venture	(4,460)	-	(4,460)
Gain on extinguishment of debt, net	(560)	(488)	(901)
Loss on disposal of oil & gas properties	-	-	8
Deferred tax liability (asset)	219	(650)	(431)
Minority interest in net income	(650)	(5)	(650)
Amortization of beneficial conversion	102	171	338
Loss on the disposal of assets	-	-	219
Realized loss on marketable securities	209	-	209
Common stock of subsidiary issued for services	750	-	750
Lawsuit settlement payable in stock	315	-	315
Changes in operating assets and liabilities:
Accounts receivable	13	(13)	-
Other receivable IVA	(563)	(218)	(750)
Other receivable	13	19	(7)
Prepaid expenses	2	-	2
Other current assets	(107)	43	(111)
Accounts payable and accrued expenses	1,930	377	2,567
Deferred joint venture income	(50)	29	(21)
Net cash used in operating activities	(4,622)	(1,287)	(6,583)

Cash flows from investing activities:
Purchase of fixed assets and proved oil & gas properties	-	-	(196)
Proceeds from sales of oil & gas properties	-	-	202
Purchase of mining equipment and furniture and fixtures	(143)	(23)	(244)
Purchase of land and office building	(415)	-	(415)
Proceeds from the sale of marketable securities	638	-	638
Purchase of mining concession	(352)	(540)	(1,051)
Deposits	(318)	(87)	(515)
Payment for construction in progress	(9)	-	(9)
Proceeds from note receivable payments	375	-	(7)
Loans to unrelated third parties	(380)	(382)	(380)
Cash in assets held for disposition	(3)	-	(3)
Net cash used in investing activities	(607)	(1,032)	(1,980)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

 (Continued)

	For the Year Ended		From inception
	December 31,		December 5, 2000
	2007	2006	to Dec. 31, 2007
Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	(22)
Payments toward short term convertible debt	-	(5)	72
Payments toward notes payable	(4,929)	(1,317)	(6,622)
Payments toward long-term accrued liabilities	-	(95)	-
Change in due to/from related parties, net	124	91	699
Minority interest in net assets of consolidated subsidiaries	2,836	311	3,147
Payments from joint venture partners	5,049	3,115	8,164
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common Stock issued for cash	3,140	1,760	5,753
Net cash provided by financing activities	6,220	3,860	11,182

Effect of exchange rate changes on cash	25	(32)	(13)

Cash and cash equivalents:
Net increase for the period	1,016	1,509	2,606

Beginning of the period	1,590	81	-

End of period	$ 2,606	$ 1,590	$ 2,606

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars, except per share amount)

 (Continued)

	For the Year Ended December 31,		From inception December 5, 2000 to December 31,
	2007	2006	2007
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 352	$ 63	$ 468
Income taxes paid	$ -	$ 10	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ 69	$ 191	$ 782
Share receivable for debt	$ 27	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share
receivable for services	$ -	$ 35	$ 35
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ 2,616	$ 13,447	$ 17,088
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ 185	$ 359
Recoverable value-added taxes	$ 293	$ 2,269	$ 2,742
Purchase of Compañía Minera La Escuadra with debt	$ -	$ 1,370	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ 1,323	$ 978	$ 2,301
Equipment financed through debt	$ 167	$ -	$ 167
Unrealized (gain)/loss in investments, available for sale	$ 1,147	$ -	$ 1,147

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

 Tara Gold Resources, Corp. (formerly American Stellar Energy, Inc.) (The Company) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group. By special resolution of the shareholders, American Stellar Energy, Inc. changed its name to Tara Gold Resources, Corp. on February 9, 2005.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of the common stock of Corporacion Amermin, S.A. de C.V., began acquiring mining properties in Mexico.  In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”).  In October 2006, the Company acquired 97% of the common stock of Compañía Minera La Escuadra, S.A. de C.V.  In October 2007, the Company acquired the remaining 3% of the common stock of Corporacion Amermin, S.A. de C.V. for 1,500,000 shares of the Company’s common stock valued at $600,000.  Corporacion Amermin and AMM are Mexican corporations. As of December 31, 2006 and 2007 the Company owned 85.5% and 82%, respectively, of the outstanding shares of Tara Minerals.

Our subsidiary Tara Minerals Corp. had a year end of October 31.  Included in this consolidation are the Tara Minerals Corp. year to date financial results as of October 31, 2007. The year end of Tara Minerals was changed to December 31 effective in 2008.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources, Corp. and, unless the context indicates otherwise its consolidated subsidiaries.  The Company’s subsidiaries include Corporacion Amermin, S.A. de C.V., which operates in México (“Amermin”), Tara Minerals Corp. and Compañía Minera La Escuadra, S.A. de C.V. (“La Escuadra”).

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships (see Note 4a).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice.

The subsidiary’s functional currency is the Mexican Peso. As a result, the financial statements of the subsidiary have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement loss is recorded to other comprehensive income.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements of the subsidiaries are as follows for the years ended  December 31, 2007 and 2006 (denoted in Mexican pesos per one U.S. dollar):

2007
Current exchange rate at December 31, 2007	Ps. 10.9043
Weighted average exchange rate for the year ended December 31, 2007	Ps. 10.9270

2006
Current exchange rate at December 31, 2006	Ps. 10.8755
Weighted average exchange rate for the year ended December 31, 2006	Ps. 10.9005

The Company’s significant accounting policies are:

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

Reclassifications

Certain reclassifications, which have no effect on net (loss) income, have been made in the prior period financial statements to conform to the current presentation.

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $2,605,844 and $1,590,261 cash equivalents at December 31, 2007 and 2006, respectively.

All investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $2,708,046 and $1,632,500 in marketable securities at December 31, 2007 and 2006, respectively.  These marketable securities had a cost basis of $4,303,966 and $2,081,500 at December 31, 2007 and 2006, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, we have accounted for unrealized gain (loss) as a component of other comprehensive income. An unrealized loss of $1,146,920 and $449,000 was recorded in other comprehensive income for the years ended December 31, 2007 and 2006, respectively.

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  The Company had one bank accounts and three bank account in excess of $100,000, as of December 31, 2007 and 2006, respectively.  The Company has not experienced any losses in these accounts.

Investments in Unconsolidated Entities

For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used if the Company does not account for the entity as a VIE as previously defined.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 15%. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  Periodically, management reviews the receivables for collectability and records an allowance for doubtful accounts for those amounts deemed not to be collectible from the Mexican government for a variety of reasons.

Each period we analyze our receivables for collectability.  When a receivable is determined to not be collectible we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  As of December 31, 2007 we have allowed $292,729 in association with our receivable from Recoverable value added taxes from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

Property, equipment and mine development

Mining concessions and acquisitions are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of gold, silver or other industrial minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis is completed as needed, and at least annually.  As of May 31, 2010 no events have occurred that require write-down of any assets and there are no indications that any impairments exist.

Certain mining plant and equipment included in mine development and infrastructure are depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

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

Revenue recognition

Revenue from the sale of bullion, concentrate and industrial metals is recognized when ownership passes to the purchaser at which time the following conditions are met:

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.  There were no reclamation and remediation costs accrued as of December 31, 2007 or December 31, 2006.

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

Loss per Share

Earnings per share is computed in accordance with SFAS No. 128 “Earnings per Share” as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible debt and other convertible securities.

As of December 31, 2007 the Company has no potentially dilutive common shares due to our net loss position.  As of December 31, 2006 the Company had net income.  See below for our dilutive common share analysis.

	For the Twelve Months Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$ 360,557
Income available to common stockholders	$ 360,557	80,439,135	$ 0.00

Warrants		1,515,883
Convertible Debt	-	5,814,247

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$ 360,557	87,769,265	$ 0.00

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, on May 12, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through any employee stock purchase plan, based on estimated fair values.

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

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

Liquidity of the Company

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  Although we have experienced reoccurring net losses, had a net loss of approximately $2,441,000 for the year ended December 31, 2007, and an accumulated deficit during exploration stage of approximately $4,648,000 at December 31, 2007 we have been successful at raising money through the equity markets at both Tara Gold and Tara Minerals, and through the sale of assets improved by successful exploration efforts, such as the sale of San Miguel and Santa Cruz discussed in Note 4 below, for which we received 7,350,000 shares of stock,, of which we were able to liquidate for 4,000,000 shares for $4,922,000 in May 2009.

In addition to the above, in 2007, our cash flow was substantial due to our ability to joint venture our mining concessions, however, as disclosed below in Note 4, several of our joint venture partners defaulted on their agreements.  This resulted in the use of our cash reserves in 2008 and hampered our ability to maintain current Exchange Act compliance filings.

Due to this circumstance, management made business decisions to keep our mining concessions and business operations for our numerous subsidiaries moving forward over maintaining Exchange Act compliance for the short term.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Statement of Financial Accounting Standards" ("SFAS 158") which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect that the adoption of SFAS 158 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet adopted this pronouncement nor has it determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

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

In March 2008, the FASB issued FASB Statement No 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60," (“SFAS No. 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

In April 2009, the FASB issued authoritative guidance for “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the “Recognition and Presentation of Other-Than-Temporary Impairments” in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This guidance provides additional direction for estimating fair value in accordance with established guidance for “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 2.

Other receivables

	2007	2006
Recoverable value-added taxes
Available for reimbursement from Mexico taxing authority	$ 2,153,953	$ 2,317,715
Capitalized in association with mining concession debt, unpaid	1,200,091	323,383
Subtotal recoverable value-added taxes	3,354,044	2,641,098
Other	4,897	19,995
	3,358,941	2,661,093
Less - allowance for doubtful accounts	(293,370)	(16,139)
	$ 3,065,571	$ 2,644,954

Note 3.

Notes receivable

As of December 31, 2006 the Company extended a short term note receivable for $382,000 for no interest. As of December 31, 2007 $375,000 was paid and the remaining balance is $7,000.

During the first two quarters of 2007 the Company’s subsidiary, Tara Minerals, extended short term note receivables for $380,000 for no interest and payable on November 30, 2007. As of December 31, 2007 the receivables were not repaid to Tara Minerals.

Note 4.

Property, equipment and mine development

	2007	2006
Mining concessions (a)	$ 16,879,496	$ 16,049,324
Land	59,589	-
Building	354,815	-
Machinery and equipment (b)	267,355	770,372
Transportation equipment (b)	22,541	89,469
Furniture and equipment (b)	13,231	16,366
	17,597,027	16,925,531
Less – accumulated depreciation	(125,361)	(19,207)
	$ 17,471,666	$ 16,906,324

Depreciation expense for the years ended December 31, 2007 and 2006 was $115,347 and $19,137 respectively.

a)

Mining concessions

Mining concessions as of December 31, 2007 and 2006 are follows:

	2007	2006
La Currita	$ 1,200,000	$ 1,197,648
San Miguel	595,516	724,896
Santa Cruz	41,405	41,405
Las Minitas	2,708,125	2,606,713
Lluvia de Oro	3,936,804	3,817,765
Pilar	780,308	753,865
Don Roman	521,739	520,737
Las Nuvias	100,000	99,844
Dos Amigos	-	1,123,981
Unification Rey de Oro	-	300,000
Picacho	5,093,742	4,862,470
Curcurpe	1,901,857	-
	$ 16,879,496	$ 16,049,324

i)

On May 2005, the Company acquired the rights to four concessions, known as “La Currita”.

The acquisition price of the property was $1,200,000 plus value-added tax of $180,000.

As of December 31, 2005, we also included finder’s fees of $11,927 in the effective purchase price of the property.  As of December 31, 2006, we imputed and capitalized interest of $2,352 remaining on the note, resulting in total asset capitalization of $1,197,648 and total remaining note amount of $221,648.  As of May 2007, the note and the related value added tax have been paid in full and the Company received title on July 2008.

In May 2006, the Company entered into an agreement through our Mexican subsidiary Amermin with Raven Gold Corp. (“Raven”), for the sale of an interest in a joint venture which includes the La Currita Groupings (“La Currita joint venture”).  The agreement was ratified in August 2006, amended on March 30, 2007, and cancelled on May 3, 2007 primarily due to nonperformance by Raven under the August 2006 agreement and subsequent modification.  On May 3, 2007, the Company entered into a new agreement with Raven for the La Currita joint venture.

Under the original agreement, Raven was to pay cash and provide their common shares to purchase a 25% interest in the joint venture, plus provide a $500,000 loan to the Company for start up capital.  Raven made the following payments beginning in quarter two 2006:

▪

Second quarter 2006:  $125,000 for joint venture interest payment

▪

Third quarter 2006:  $50,000 for joint venture interest payment

▪

Fourth quarter 2006:  $425,000 for joint venture interest payment; $500,000 for start up loan

▪

First quarter 2007: $200,000 for joint venture interest; and,

▪

Second quarter 2007:  $50,000 for joint venture interest.

Under the new May 3, 2007 agreement the payments received under the initial agreement and the loan for start up costs were forfeited or forgiven.  No refund from the Company was due to Raven.  Since the Company was not required to refund any amounts to Raven, the Company recognized the $850,000 received under the prior agreements as Gain on Dissolution of Joint Ventures and recognized a $500,000 Gain on Extinguishment of Debt as of December 31, 2007.

In accordance with the terms of the new joint venture agreement, Raven acquired a 25% interest in the La Currita prospect by paying $600,000, and delivering 500,000 shares of its restricted common stock valued at $530,000, to the Company in the second quarter of 2007.  As such, we have recorded a gain on the sale of joint venture interest of $830,000 and $300,000 in minority interest, relating to Raven’s 25% interest, in association with this property.

Raven could increase its interest in the property to 40% by:

▪

Delivering an additional 500,000 shares of its restricted common stock to Tara Gold, which shares were delivered on June 19, 2007.

▪

Spending $1,375,000 on direct exploration (as opposed to indirect such as management and overhead) on or before May 30, 2008.

Raven defaulted on its obligations required by the joint venture agreement and the agreement with Raven was terminated in 2008.

As of December 31, 2007 the Company was considered the primary beneficiary of this variable interest entity (“VIE”) and has included the joint venture in its consolidated financial statements.

In December 2008, the Company executed an option agreement to Coeur d’Alene to acquire 100% interest in the concession from Amermin and all data in Tara Gold’s possession and control. In 2009 the option was terminated.

ii)

In May 2005, the Company acquired the rights to twelve concessions, known as “San Miguel”.

The acquisition price of the property was $700,000.  We also capitalized an extension payment and an option to purchase payment, totalling $22,000, making the effective price of the property grouping $722,000.

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

In May 2006, Paramount paid the former owner of the San Miguel concessions the remaining amount due, resulting in the note holder becoming Paramount in the second quarter of 2006.  As a result of Paramount paying the debt we have recorded a gain on debt extinguishment of $521,375.  Paramount also paid the value-add tax for the property at this time.  When the property was paid in full, we contributed the property to the San Miguel Joint Venture.

On March 16, 2007, Paramount formally notified the Company that it had spent the required $2.5 million of exploration development expenses to earn a 70% interest in the joint venture.  These expenses were reviewed by Company management and agreed to with the exception that Paramount was required to spend an additional $160,000 to reach the required $2,500,000 of exploration expenses.  The final payment of 400,000 shares valued at $1,216,000 was received in the second quarter of 2007 at which time the Company transferred a 70% interest in the concession to Paramount.  We have recorded a gain on the sale of joint venture interest of $1,216,000 related to this transaction.

In December 2007, the remaining $60,000 due to Paramount was waived and the joint venture agreement was finalized. As of December 31, 2007 we recognized a $60,000 Gain on Extinguishment of Debt

As of December 31, 2007 the San Miguel joint venture ownership was 70% Paramount, 30% the Company.  Although both the Company and Paramount maintain joint control over the joint venture, the Company’s ownership percentage decreased to an amount that is more in line with an equity investment and not consolidation. However title did not transfer to Paramount until 2009 and at December 31, 2007 the Company consolidated the San Miguel joint venture in its financial statements.

In 2008, Tara Gold disputed certain amounts billed by Paramount. In October 2008, the dispute was eliminated when Paramount purchased Tara Gold’s 30% interest in this prospect for 7,000,000 shares of its common stock.  The shares of Paramount were received in the second quarter of 2009.

iii)

In December 2005, the Company acquired the right to one concession, known as “Santa Cruz”. The acquisition price of the property was $50,000.

At December 31, 2005, the agreement for the Santa Cruz property had not been finalized and we recorded the amount paid for the property of $11,758 as Deposits.  Upon finalization of the agreement in the first quarter of 2006, we capitalized the entire property and applied the payments recorded in Deposits to the note payable.  As of December 31, 2007, $41,405 has been paid toward this property. The remaining payments for the property were made in June 2009.

The Santa Cruz prospect consisted of a small group of concessions that were sold to Paramount, along with the Company’s interest in the San Miguel prospect.   Paramount will issue 350,000 shares of its common stock to the Company when defects in title to this prospect have been resolved.  As of May 31, 2010, the title defects had been resolved but Paramount had not issued the 350,000 shares to the Company.

iv)

In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments.

The amended acquisition price of the property is $2,750,000 plus value-added tax of $412,500 and remaining payments are as follows:

2008	$ 460,000
2009	632,500
2010	920,000
2011	862,500
$ 2,875,000

In addition to the $2,750,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the new agreement this payment could not be applicable to the purchase price.

Accordingly, the Company included the $173,913 with the asset capitalization as part of the effective purchase price of the mining concession.

As of December 31, 2007, we have imputed interest of $184,414 remaining on the note, resulting in total asset capitalization of $2,708,124 and total note amount of $2,681,711.

As of January 31, 2008 the agreement was amended to extend the payment date to 2012 and reduce the amount of the note to $2,150,000 plus value added-tax of $322,500. The effect of the settlement agreement will be recognized in the first quarter of 2008. No payments were made after February 2008 and as of June 2010, the Company is actively working with the note holder to renegotiate the agreement.

In May 2006, the Company entered into an agreement with Raven Gold Corp. (“Raven”), for the sale of an interest in a joint venture which includes the Las Minitas concessions. The agreement was ratified in August 2006, amended in March 30, 2007, cancelled on May 3, 2007 and not renewed.

In 2007 the Company signed an agreement with Pershimco Resources Ltd. providing Pershimco the option to acquire a 75% interest in the Las Minitas prospect.  In March 2008 the Company and Pershimco agreed to terminate their joint venture with respect to the Las Minitas prospect.  The termination agreement between the Company and Pershimco did not require the Company to refund $570,000 previously paid by Pershimco to the Company.

v)

In March 2006, the Company acquired the rights to four concessions, known as the “Lluvia de Oro”.  On January 2, 2007, the agreement was modified to adjust the payment schedule for the properties.

The acquisition price of the concessions was $4,000,000 plus value-added tax of $600,000.  Remaining payments due in 2008 were $2,472,500.

As of December 31, 2007, the Company imputed interest of $261,197 remained on the note, resulting in total asset capitalization of $3,936,803 and note amount of $2,409,303.  In December 2008, the note was paid in full.

On April 4, 2006 the Company signed an agreement, as amended on September 12, 2006, with Northwest Mining, formerly known as Columbia Metals Corporation, providing Northwest the right to acquire a 100% interest in the Lluvia de Oro prospect by:

•

paying $550,000 to the Company;

•

paying all remaining property payments;

•

issuing 1,000,000 shares of its common stock to the Company;

•

reserving a 20% net cash flow interest in favor of the Company.

The net cash flow interest entitled the Company to 20% of the revenue from the operation of the property, less all expenses associated with maintaining and operating the property.  Until Northwest had made all payments in accordance with the agreement and earned their full right to the property we have recognized the funds received as “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  Upon successfully completing the term of the agreement we will then recognize a gain or loss on the sale of the mining concessions in that period.

By December 2008, Northwest made the last required payments. On September 2009, Amermin received title of the concession and which was transferred to Northwest.

In December 2009, the Company sold its 20% interest in Lluvia de Oro to Northwest for $200,000 in cash and 2,500,000 shares of Northwest Mining common stock. Northwest will issue an additional 2,500,000 shares of its common stock to Tara Gold when, during any three-month period, it sells 3,750 ounces of gold produced from this prospect.

vi)

In October 2006, the Company acquired the rights to 13 concessions, known “Pilar De Mocoribo” for $800,000 plus value-added tax of $120,000.  Payments remaining are as follows:

2008	$ 496,308
$ 496,308

As of December 31, 2007, we have imputed interest of $30,431 remaining on the note, resulting in total asset capitalization of $780,308 and note amount of $496,308.

In January 2007, this property was assigned to the Company’s subsidiary Tara Minerals Corp., and is considered part of the Don Roman group of concessions described in (vii) below.

In June 2009, Tara Minerals Corp. and the note holder modified the agreement by returning one mining concession under this agreement and reducing the purchase by $60,870 plus the related $9,130 of value added tax.  The resulting purchase price for the remaining concessions was $739,130 plus $110,870 of value added tax.

As of June 2009, this contract was paid in full.

vii)

In October 2006, the Company acquired the rights to three concessions, known as the “Don Roman Prospect”.  The sales price of the asset, as amended, is $521,739 plus value added tax of $78,261.  The purchase price was paid in full in January 2007.

In January 2007, this property was assigned to the Company’s subsidiary Tara Minerals Corp. In the fourth quarter of 2009 Tara Minerals began extracting material from its Don Roman mine to process and produce lead / silver and zinc concentrates for sale to a third party.  During the first quarter, Tara Minerals spent time and resources refining its recovery and concentrate production process, including the addition of a concentrate dryer, so that in April 2010 it was able to begin shipping high quality concentrates to a third party buyer.

viii)

In October 2006, the Company acquired the rights to the two concessions, known as the “Las Nuvias Prospect”.  The sales price of the asset, as amended is $100,000 plus value added tax of $15,000.  The purchase price was paid in full in January 2007.

In January 2007, this asset was assigned to the Company’s subsidiary Tara Minerals Corp. and is considered part of the Don Roman group of concessions described in (vii) above.

ix)

In October 2006, the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V.  Included within this business acquisition were the rights to two concessions known as “Dos Amigos” and “Unification Rey de Oro”.  The sales price of the properties, as included in the business combination, was $1,123,981 for Dos Amigos and $300,000 for Unification Rey de Oro.  In September 2008, the Company returned Compañía Minera La Escuadra, S.A. de C.V. to its original owners. As of December 31, 2007 all assets net of liabilities were classified as assets held for disposition. See Note 12 for further discussion of the discontinued operations.

The Dos Amigos and Unification Rey de Oro prospects were later acquired by the Company’s subsidiary, Adit Resources, as part of the Picacho group of concessions.

x)

 In January 2007, the Company acquired the rights to the six concession, known as “Picacho”.

The amended acquisition price of the concessions is $5,630,435 plus value-added tax of $844,565 and was payable as follows:

2008	$ 1,322,500
2009	1,380,000
2010	1,593,571
2011	2,051,786
$ 6,347,857

As of December 31, 2007, we have imputed interest of $190,865 remaining on the note, resulting in total asset capitalization of $5,093,741 and note amount of $5,811,164.

In July 2006, the Company entered into an agreement with Lateegra Gold Corp. which allowed Lateegra to earn a 65% interest in this prospect by making payments and issuing shares of Lateegra’s common stock to the Company.

Lateegra also agreed to make all property payments as follows:

2006	$ 250,000
2007	950,000
2008	1,000,000
2009	1,400,000
2010	1,600,000
2011	1,800,000
$ 7,000,000

Lateegra made all required payments due under the agreement until it failed to make a payment of $100,000 which was due July 3, 2007.  It subsequently failed to make additional payments due under the option agreement.

Subsequent to Lateegra not making their required payments under the agreement, the Company Lateegra and La Camera Mining, Inc. reached a settlement agreement which enabled La Camera Mining, Inc. to enter into a joint venture agreement on this property.  In June 2008, La Camera defaulted and surrendered any and all interest in the Picacho property.

Under the terms of the Lateegra and La Camera agreements, the Company was not required to return any payments received under either agreement.

Due to economic circumstances relating to the current recession, the Company failed to make a payment due in November 2008. In July 2009 Tara Minerals agreed to acquire the Picacho claims from a third party, which then included the Dos Amigos and Unification Rey de Oro concessions, for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June 2009.  The $575,000 paid in June 2009 was borrowed from Tara Gold Resources by Tara Minerals.  In December 2009 Adit paid an instalment of $278,500 (which included applicable value added taxes) toward the purchase.

In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $200,000 towards this note.

On March 31, 2010 Adit amended the agreement.  Under the revised arrangements, Adit paid $500,000 in cash (plus $80,000 in value added taxes) as the final payment for the Picacho concessions; and in consideration for the transfer of all technical data relating to the prospect, issued 320,000 shares of Adit’s common stock to the note holder, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

xi)

On April 4, 2007, the Company acquired the rights to five concessions, known as “Curcurpe”.

The acquisition price of the concessions is $2,000,000 plus value-added tax of $300,000.  Payments remain as follows:

2008	$ 517,500
2009	690,000
2010	460,000
$ 1,667,500

As of December 31, 2007, we have imputed interest of $53,022 remaining on the note, resulting in total asset capitalization of $1,901,853 and total note amount of $1,651,853.

In November 2007, the Company entered into an agreement with La Camera Mining, Inc. which allowed La Camera to earn a 70% interest in the Curcupe prospect.  In June 2008, the agreement with La Camera was terminated and La Camera surrendered any and all interest in the Curcupe property.

In July 2008 the Curcurpe property was returned to owner.

b)

Other Fixed Assets

In October 2006 (as amended), the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V. Included within this business acquisition were mining and transportation equipment valued at $774,780.  As of December 31, 2007 all assets associated with Compania Minera La Escuadra were reclassified as assets held for disposition, net of liabilities.

Through 2007, the Company made purchases of equipment and other fixed assets in the normal course of business.

Note 5.

Deposits

a)

In June 2005, the Company acquired the rights to four concessions, known as “La Millonaria”.  Due to the non-determinant acquisition price of La Millonaria as of December 31, 2007, the Company has accounted for the mining concession as a Deposit until such time as the acquisition price was fixed.  As of December 31, 2007 we have $482,957 recorded in Deposits relating to the La Millonaria property.

In October 2006, the Company signed a non-binding letter of intent with Gold and Silver Minerals Corp. (“GSMC”) providing GSMC the option to acquire a 25% interest in the La Millonaria prospect.  In June 2007, the Company and GSMC agreed to terminate their joint venture with respect to the La Millionaria prospect.  The termination agreement between the Company and GSMC did not require the Company to refund $105,000 previously paid to GSMC to Tara Gold.

In November 2007, the Company entered into an agreement with La Camera Mining, Inc. which allowed La Camera to earn a 70% interest in the La Millionaria prospect.  In July 2008 the agreement with La Camera was terminated.

The La Millionaria prospect was acquired from Minas de Topago, S.A. de C.V.  Minas de Topago was also the owner of the Centanario prospect, which is part of the Don Roman groupings now owned by Tara Minerals.  In June 2009 the La Millionaria prospect was returned to Minas de Topago in return for a $195,956 reduction in future payments due with respect to the Centanario prospect.

     b)

On January 30, 2006, the Company acquired the rights to one concession, known as “La Estrella”. The sales price of the property is $400,000.

The Company has paid approximately $24,000 toward the purchase price but the seller of the property has not complied with their obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2007.  The Company is reviewing the situation with its legal advisors in Mexico.

     c)

In February 2006, the Company acquired the rights to one concession, known as “La Virginia”.  The sales price of the property is $600,000.

The Company has paid approximately $5,500 toward the purchase price but the seller of the property has not complied with their obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2007.  The Company is reviewing the situation with its legal advisors in Mexico.

Note 6.

Income Taxes

The consolidated provision for federal and state income taxes for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Current – U.S. Federal	$ 602,900	$ -
Current – Mexico	-	-
Deferred – U.S. Federal	218,900	649,400
Deferred – Mexico	2,076,200	278,600
Increase in valuation allowance	(2,076,200)	(421,000)
Income tax expense (benefit)	$ 821,800	(507,000)

There were no amounts paid for U.S. federal income taxes during the years ended December 31, 2007 and 2006.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

•

Differences in calculating Joint Venture Profits (Losses);

•

Differences in calculating Minority Interest Gains;

•

Differences in calculating Gain on the dilution of Joint Ventures; and,

•

Tax loss carry forwards.

The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset - current	$ 558,600	$ -
Deferred tax asset – non current	2,076,200	1,070,400
Total deferred tax asset	2,634,800	1,070,400
Deferred tax liability - current	-	-
Deferred tax liability – non current	(128,100)	-
Total deferred tax liability	(128,100)	-

Current deferred tax asset (liability)	2,634,800	-
Non current deferred tax asset (liability)	(128,100)	1,070,400
Net deferred tax asset (liability)	$ 2,506,700	1,070,400

Valuation allowance	(2,076,200)	(421,000)

Net deferred tax asset (liability)	$ 430,500	$ 649,400

SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The valuation allowance increased $ 1,655,200  and $421,000 during the years ended December 31, 2007 and 2006, respectively, based upon management’s expectation of future taxable income.  The Company will continue to assess the valuation allowance to the extent it is determined that such allowance is no longer required; the tax benefit of the net deferred tax asset will be recognized in the future. Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	December 31, 2007	December 31, 2006
Statutory U.S. Federal tax (benefit) rate	35.00%	(35.00)%
Statutory Mexico tax (benefit) rate	(30.00)%	(30.00)%

Valuation allowance U.S. Tax (benefit)
Valuation allowance Mexico Tax (benefit)	30.00%	30.00%
Effective income tax rate	35.00%	(35.00)%

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption, FIN 48 requires an adjustment to retained earnings for the initial cumulative effect of the interpretation.  We are continuing to review and evaluate the impact of FIN 48 on our retained earnings.

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  The Company generated NOL’s in Mexico of approximately $6,920,800 with an estimated tax benefit of $2,076,240.  Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at December 31, 2007.

The Income tax returns for 2007 in both the United States and Mexico are under examination by the taxing authorities.  The Income tax liability for 2007 has been determined using the agreed upon adjustments as of the date of the report.  The US audit is not yet complete and there are income items in discussion that could be reversed and allocated to the Mexican Subsidiaries income.  This amount totals $1,350,000 and could potentially decrease the U.S. Income tax liability for 2007 by 35%, or $472,500.  This adjustment and other adjustments at the Mexican level would not increase the Mexican taxable income beyond the level of the loss.

Note 7.

Short-term convertible debt

Between May – July 2005, the Company entered into short-term convertible debt agreements with an independent third party accumulating to $25,000.  The debt carries simple interest of 6% per annum from the date of advance and the debt, plus any accrued interest, may be converted into common stock of the Company at $0.03 per share at the option of the holder for one year from the date of advance.  After the conversion rights to this debt expired the debt holder attempted to convert his notes but was advised by the Company that the conversion rights had expired.  In January 2007, the Company filed suit against the creditor seeking a ruling that the Company did not owe any shares to the creditor.  The Company settled the lawsuit in February 2008 for 850,000 shares.

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

In June 2005, the Company entered into a short-term convertible debt agreement with an independent third party for $20,000.  The debt does not carry interest and may be converted into common stock of the Company at an effective rate of $0.04 per share at the option of the holder.   The debt was converted to common stock in 2006.

Note 8.

Payments from Joint Venture Partners for Options to Purchase Mining Properties

	December 31,	December 31,
Property	2007	2006
Lluvia de Oro	$ 2,622,365	$ 1,324,865
Picacho	-	1,242,500
La Millonaria	-	425,000
Curcurpe, La Millionaria, Picacho	1,942,000	-
La Currita	530,000	1,100,000
	5,094,365	4,092,365
Less: current portion	(2,472,000)	(2,767,500)
	$ 2,622,365	$ 1,324,865

As noted through out Note 4 above, we have entered into agreements on several of our mining concessions to sell percentage interests in our mining concessions.  Until all payments in accordance with each agreement is made and our joint venture partners have earned their full right to the property, or they trigger default in which we can record all funds as Gain on Dissolution of Joint Venture, we recorded the funds received as part of the “Payments received from joint venture partners for options to purchase interests in mining properties”.

Note 9.

Balances and transactions with related parties

Balances with related parties are as follows:

	December 31,	December 31,
	2007	2006
Due to related parties	$ 165,159	$ 142,644
Cash bonuses	100,000	-
Loans from officers	255,000	324,500
Less: discount on loans from officers due to
beneficial conversion feature of convertible debt	(23,330)	(125,222)
Due to related parties	$ 496,829	$ 341,922

As of December 31, 2007, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

Officer loans totalling $69,500 were converted to common stock.

▪

Officer bonuses totalling $100,000 were accrued for 2007.

The remaining change due to related parties is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers or changed into a loan at period end

As of December 31, 2006, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

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

Officers are owed $12,294 and $9,741 in accrued expenses at December 31, 2007 and 2006. Amounts are non interest-bearing.

Directors and officers of the Company provided consulting services to the Company, which were $369,000 and $236,050 for the year ended December 31, 2007 and 2006.

No shares were issued for services to related parties in 2007 or 2006, except for options issued to the officers of Tara Minerals in 2007, see Note 11.

In 2007 the Company issued 1,500,000 shares valued at $600,000 to exercise an option to acquire the remaining 3% of Corporacion Amermin, S.A. de C.V. to an officer of the Company.

All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount.

The change in other due to related parties is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers or changed into a loan at period end.

Note 10.

Commitments and contingencies

The Company leases a facility in Mexico.  The lease contains yearly renewal options which the Company has exercised.

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

•

released 634,615 shares or $42,000 of stock subscription from the prior and current year; and

•

issued 3,700,000 shares common stock for $191,000 of debt and interest.

As of December 31, 2006, the Company has 83,938,452 shares of common stock issued and outstanding.

During the year ended December 31, 2007, the Company had the following stock transactions in 2007:

•

issued 6,660,833 shares of common stock for $3,139,500 cash;

•

issued 600,000 shares for services rendered worth $608,000;

•

issued 2,316,667 shares of common stock for $69,500 of debt; and,

•

issued 1,500,000 shares valued at $600,000 for the remaining 3% of Corporacion Amermin, S.A. de C.V., Note 9.

All of the above issued shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

As of December 31, 2007, the Company has 95,015,952 shares of common stock issued and outstanding.

Stock Options

In 2007, the Company’s subsidiary Tara Minerals Corp, adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

In 2007 Tara Minerals granted options to its officers for up to 1,000,000 shares of common stock with an exercise price of $.05. The options expire February 1, 2012 (as modified in January 2010).

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from Tara Mineral’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2007
Expected volatility	163.90%
Weighted-average volatility	163.90%
Expected dividends	0
Expected term (in years)	2.7
Risk-free rate	4.92%

A summary of option activity under the Plan as of December 31, 2007, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	-
Granted	1,000,000	$ 0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2007	1,000,000	$ 0.05	2.7	$ 1,164,173
Exercisable at December 31, 2007	1,000,000	$ 0.05	2.7	$ 1,164,173

All options granted in 2007 were fully vested at December 31, 2007.

In January 2010, all outstanding stock options were extended to February 2012. Also, in January 2010, 2,250,000 options with a total intrinsic value of $3,430,611 were granted to Officers and Directors of Tara Minerals, options will expire beginning 2015.

Stock payable

In May 2005 Tara Gold borrowed $25,000 from Daniel Wilson.  At Mr. Wilson’s option, the loan, plus accrued interest, could be converted into 907,139 shares of Tara Gold’s common stock at any time prior to May 2006.  Subsequent to May 2006, Mr. Wilson attempted to convert his notes but was advised by Tara Gold that his conversion rights had expired.  Mr. Wilson also claims that he is owed 833,333 shares of Tara Gold’s common stock for providing consulting services with respect to Tara Gold’s mining properties.  In January 2007 Tara Gold filed a lawsuit against Mr. Wilson in the U.S. District Court for the Northern District of Illinois seeking a ruling that Tara Gold did not owe any shares to Mr. Wilson.  The lawsuit was settled in February 2008 by Tara Gold issuing 850,000 shares of its common stock to Mr. Wilson, which is included in the Company’s stock payable at December 31, 2007.  The 850,000 shares has been accounted for as payment toward the $25,000 note, plus $315,000 in settlement expense.

On January 2, 2008, the Company granted stock bonuses relating to 2007.  The Company accrued $126,000 for 300,000 shares as of December 31, 2007 for these stock bonuses.

Note 12.

Discontinued Operations

On October 1, 2006 (as amended), the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V. (“La Escuadra”) in the amount of $1,369,565.  October 1, 2006 represents the date that the Company took possession of the underlying assets.   The operating results of La Escuadra are reported in the Company’s results of operations beginning with that date.  La Escuadra’s primary operations consist in the exploration and development of resource properties in Mexico, and include 2 mining concessions referred to in Note 4a above as Dos Amigos and Unification Rey de Oro, and related equipment.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations”.  The total purchase price was allocated as follows:

Recoverable value-added taxes	$ 175,435
Other current assets	5,579
Equipment	774,780
Mining concessions (Dos Amigos and Unification Rey de Oro)	1,415,967
Accounts payable	(56,467)
Accrued expenses	(236,637)
Notes payable	(682,160)
Minority interest	(36,932)
Net purchase price	$ 1,359,565

The remaining payments on the debt (including imputed interest) were as follows:

2007	$ 626,962
2008	45,827
2009	119,605
2010	105,411
2011	124,081
$ 1,021,886

In September 2008, the Company returned Compañía Minera La Escuadra, S.A. de C.V. to its original owners. The following assets and liabilities have been presented as assets held for disposition, net of liabilities as of December 31, 2007.

Cash	$ 3,102
Other receivables	142,561
Other current assets	12,477
Fixed assets, net of accumulated depreciation	2,270,182
Accrued expenses	(771,467)
Notes payable	(23,487)
Due to related parties	(550)
Minority Interest	(29,115)
Total assets held for disposition as of September 30, 2008	$ 1,603,703

Note 13.

Minority Interest

From January to August 2007, Tara Minerals sold 5,081,200 shares of its common stock in a private offering and received gross proceeds of $2,540,600.  In October 2007, Tara Minerals issued 1,500,000 shares for services rendered, which were valued at $750,000 for financial reporting purposes.  As of December 31, 2007 the minority interest for Tara Minerals was $350,263.

In association with the sale of our La Currita property as of December 31, 2007, we recognized $300,000 in minority interest relating to Raven’s 25% interest ownership.

Note 14.

Subsequent Events

a.

Subsequent to December 31, 2007, the Company had the following stock transactions through May 26th, 2010:

o

issued 1,275,000 shares of common stock for services rendered;

o

issued 850,000 shares of common stock related to a debt settlement; and,

o

issued 5,666,666 shares of common stock for a related party converting his $190,000 of debt to common stock.

b.

Subsequent to December 31, 2007, Tara Minerals had the following stock transactions through April 1, 2010:

o

issued 5,474,226 shares of common stock for cash;

o

issued 1,361,762 shares of common stock for services rendered;

o

issued 1,200,000 shares of common stock for equipment;

o

issued 437,500 shares of common stock for the purchase of Picacho’s Technical Data;

o

issued 81,053 shares of common stock for the purchase of a fixed asset; and,

o

issued 8,750,440 shares of common stock to Tara Gold, the parent, converting $1,750,088 of debt to common stock.

c.

In March 2008, Pershimco granted the Company the Mesquite, Mariana, Aurifero V, Aurifero fraccion I and II concessions for the remaining debt payments of $190,000.

d.

In June 2008, Tara Minerals Corp. settled a claim against a former vendor. The settlement agreement called for the return of 1,5000,000 shares of its common stock, valued at $750,000, as payment in full of the Tara Minerals claim. Tara Minerals recorded a $750,000 gain on the settlement in the period ended June 2008.

e.

In June 2008, Amermin executed an agreement to acquire Industria Minera de Batopilas, S.A. de C.V. “IMB” for a total of $311,160

f.

In November 2008, American Metal Mining (“AMM”) executed an agreement to acquire eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for a total of $1,894,050, including $247,050 in value added taxes.

g.

In June 2009, AMM and the note holder modified the Centenario agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which we had already paid and recorded as a mining deposit, and 3) apply $197,956 toward the updated value of the concession which was originally paid by Amermin in association with La Millionaria concession.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of our mining deposit of $127,000, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession and 4) and increase in our due to related party of $197,956 plus related value added tax.  Our effective amount financed in relation to this concession $1,675,044 plus $251,257 of value added tax.

h.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes. In the first quarter of 2010, the Company abandoned the Pirita project.

i.

In June 2009, the Company organized Adit Resources Corp. (“Adit”), a Nevada corporation, for the sole purpose of purchasing American Copper Mining, S.A. de C.V. (“ACM”), which also occurred in June 2009. Adit is a subsidiary of Tara Minerals. Adit had the following stock transactions from inception:

o

issued 20,000,000 shares of common stock for founders’ shares;

o

issued 1,999,268 shares of common stock for cash;

o

issued 15,838 shares of common stock for finders’ fees; and,

o

644,432 shares of common stock were subscribed but not issued as of June 7, 2010.

j.

In June 2009, Tara Minerals entered into a convertible debt agreement with its parent Tara Gold Resources Corp., for $1,695,000, with principle and interest due June 30, 2011.  Interest is prime rate plus 3.25% and calculated on a 365-day year.  This debt was converted into Tara Minerals common stock on December 31, 2009.

k.

In August 2009, Tara Minerals executed a distribution agreement with Fertilizer King Corporation Limited, giving it the conditional rights to exclusively distribute its patented fertilizer products in Mexico. This product competes with another mineral fertilizer named “Urea”, but purportedly has exceeding benefits over Urea. Tara Mineral’s conditional rights under this agreement with Fertilizer King adds potential profitable benefit to Tara Minerals in what appears to be a highly marketable mineral, without the need to discover and produce the mineral. Tara Minerals will be able to purchase the product initially at U.S. $325.00 tonne and wholesale it at prevailing market prices, which should be comparable to Urea. Tara Minerals will maintain its exclusive distributor status in Mexico for up to 10 years with additional extension options, once certain milestones have been met.

l.

Effective, January 1, 2010, the Mexican taxing authorities increased the effect tax rates for Impuesto al Valor Agregado taxes (IVA) from 15% to 16%.

m.

On March 31, 2010 Adit and the note holder/vendor of Picacho amended their agreement.  Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes); and issued the vendor 320,000 shares of Adit’s common stock, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and will be due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of July 2010.

TARA GOLD RESOURCES CORP.

By:  /s/ Francis Richard Biscan, Jr.

Francis Richard Biscan, Jr., President

By:

/s/ David A. Bizzaro

David A. Bizzaro, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Title

  Date

/s/ Francis Richard Biscan Jr.

Francis Richard Biscan, Jr.

Director

July 1st, 2010

/s/ Clifford A. Brown

Clifford A. Brown

Director

July 1st, 2010

F-1