Form 10-K
period 2009-12-31
TARA GOLD RESOURCES CORP.
filed 2010-12-09
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 000-29595

TARA GOLD RESOURCES CORP.

 (Name of Small Business Issuer in its charter)

Nevada	90-0316566
(State of incorporation)	(IRS Employer Identification No.)

2162 Acorn Court Wheaton, IL	60189
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including Area Code:   (630) 462-2079

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

As of December 8, 2010, the Company had 102,795,119 outstanding shares of common stock.

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

ITEM 1.  BUSINESS

Tara Gold (the “Company”), was incorporated in 1999 in Nevada as Westnet Communications Group, Inc.  On April 1, 2001 the Company acquired MerchantPark Communications, Inc. for shares of its common stock.  After this acquisition the Company’s operations involved the development of software which could be used by small businesses for web-site development and hosting.

In March 2002 the Company’s discontinued its software development operations and was inactive until early 2004.  In November 2003 the Company changed its name to American Stellar Energy, Inc., and in early 2004 began acquiring oil and gas properties.  In 2005 the Company sold its oil and gas properties after it determined that these properties were not economical.

In February 2006, the Company changed its name to Tara Gold Resources.

In May 2005 the Company, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico.  In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of American Metal Mining (“AMM”).  As of December 8, 2010 Tara Minerals also owns 90% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006.  Adit was organized in June 2009 and ACM was acquired by Adit in June 2009. Amermin, Adit and ACM focus on gold mining concessions.  AMM focuses on industrial minerals, e.g. copper, zinc.  Amermin, AMM and ACM are Mexican corporations. All of the Company’s operations in Mexico are conducted through its Mexican subsidiaries.  At December 8, 2010, the Company owned 75% of the outstanding common stock of Tara Minerals.

Unless otherwise indicated, all references to Tara Gold include the operations of its subsidiaries, and all references to Adit include the operations of its subsidiary.

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

Tara Gold had interests in the mining properties listed below. Prior to December 31, 2009, Tara Gold sold its interests in the San Miguel, Santa Cruz and Lluvia de Oro prospects and dropped the La Millonaria and Cucurpe prospects.

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

In December 2008, Tara Gold signed an option agreement to Coeur d’ Alene Mines Corporation which gave Coeur d’ Alene Mines Corporation the right to acquire a 100% interest in the concession from Tara Gold and all data in Tara Gold’s possession and control. In 2009 the option was terminated.

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

•

Paying Tara Gold $250,000;

•

Paying $150,000 directly to Minera Navajoa;

•

Issuing 718,519 shares of its common stock to Tara Gold; and

•

Spending $2.5 million on a trenching, drilling and sampling program on the property.

Paramount was the operator of the property and Tara Gold and Paramount were required to jointly approve any exploration or development program concerning the property.

The San Miguel property is comprised of 276 hectares and is located in Chihuahua, Mexico in the Temoris mining district, which is part of the Sierra Madre Occidental.

In 2008, Tara Gold disputed certain amounts billed by Paramount. In October 2008, the dispute was eliminated when Paramount purchased Tara Gold’s interest in this prospect for 7,000,000 shares of its common stock.  The shares of Paramount were received in the second quarter of 2009.

Santa Cruz

The Santa Cruz prospect was sold to Paramount, along with Tara Gold’s interest in the San Miguel prospect.   Paramount will issue 350,000 shares of its common stock to Tara Gold when defects in title to this prospect have been resolved. Due to claimed defects in title, Tara Gold agreed that Paramount would only be required to issue 300,000 shares to complete the purchase. The Paramount shares were received in the second quarter of 2010.

Las Minitas Prospect

Tara Gold acquired the Las Minitas property in March 2006 from Isidro Hernandez Pompa.  In consideration for the assignment of his interest in this prospect Tara Gold, pursuant to a January 2008 amended agreement, agreed to pay Mr. Pompa $2,150,000, plus $322,500 in value-added tax.

In 2007 Tara Gold signed an agreement with Pershimco Resources Ltd. providing Pershimco the option to acquire a 75% interest in the Las Minitas prospect.  In March 2008 Tara Gold and Pershimco agreed to terminate their joint venture with respect to the Las Minitas prospect.  The termination agreement between Tara Gold and Pershimco did not require Tara Gold to refund $570,000 previously paid by Pershimco to Tara Gold.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to Las Minitas would revert to Tara Gold.  This resulted in Tara Gold obtaining the Auriferos V Fraccion 1 and 2 concessions, which are considered to be a part of the Las Minitas prospect.

The Las Minitas prospect is 1,226.9746 hectares in size and is located in Sonora, Mexico, approximately 40 kilometers northwest of the town of Alamos.  The property lies at the western edge of the Sierra Madre Occidental gold-silver belt.

As of December 8, 2010 Tara Gold was negotiating an amendment to its agreement with all vendors relating to the Las Minitas Prospect.

Mariana and Mezquite Prospect

In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value added taxes of $24,783 owed to a third party.

The Mariana and Mezquite prospect is 276 hectares in size and is located in Sonora, Mexico, near the town of Alamos and Quiriego.

As of December 8, 2010 Tara Gold is in negotiations to amend to its agreements with all vendors relating to Mariana and Mesquite Prospect.

Lluvia de Oro Prospect

Tara Gold acquired the Lluvia de Oro property in March 2006 from Atotonilco Construcciones,  S. A. in consideration of $4, 000,000, plus value-added tax of $600,000.

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

In December 2009, Tara Gold sold its 20% interest in Lluvia de Oro to Northwest for $200,000 in cash and 2,500,000 of Northwest Mining common stock. Northwest will issue an additional 2,500,000 shares of its common stock to Tara Gold when, during any three-month period, it sells 3,750 ounces of gold produced from this prospect.

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

The La Millionaria prospect was acquired from Minas de Topago, S.A. de C.V.  Minas de Topago was also the owner of the Centenario prospect, which is part of the Don Roman groupings now owned by Tara Minerals.  In June 2009 the La Millionaria prospect was returned to Minas de Topago and $197,956 of the deposit for La Millonaria prospect were credited towards the Centenario note and $462,900 were credited towards the balance due on the Pilar note.

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

In July 2008 the Curcurpe prospect was returned to Mr. Acuna.

Dos Amigos/Unificación Rey de Oro Prospects

In October 2006 Tara Gold purchased 97% of a Mexican corporation named Compañía Minera La Escuadra, S.A. de C.V.  At the time of this acquisition, the primary assets of Compania Minera la Escuadra were the Dos Amigos and Unification Rey de Oro mining prospects.  In September 2008, Tara Gold signed the advanced termination and mutual settlement agreement pertaining to the returned of Compañía Minera La Escuadra, S.A. de C.V. to its original owners.

The Dos Amigos and Unification Rey de Oro prospects were later acquired by Tara Gold’s subsidiary, Adit, as part of the Picacho Group of concessions.

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

Tara Minerals Corp.

As of December 8, 2010, Tara Gold owned 75% of the outstanding common stock of Tara Minerals Corp.  Tara Minerals Corp. has a 100% ownership in the Don Roman group of concessions which are described below.

Don Roman Groupings

The Don Roman Groupings, comprised of 7,032 hectares, were acquired in October 2006 and November 2008 from unrelated third parties for approximately $2,846,229, plus value added taxes of approximately $460,311. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, and the Centanario mining prospects

The remaining payments for the Don Roman Groupings are due according to the following schedule:

2010

$     362,063

2011

546,673

2012

       692,330

$  1,601,066

The Don Roman Groupings are located approximately 25 kilometers from the town of Choix, Sinaloa State, Mexico.  The properties are accessed by driving a 4x4 vehicle on Sinaloa State maintained roads along the north side of the Rio Fuerte River to the village of Altamira, located in the center of the La Reforma Mining District.  From Altamira, the road trends due north to the village of Mocoribo.  The properties can then be reached by hiking two kilometers from the village.

Preliminary and continuing evaluation of the Don Roman Groupings has identified numerous mineralized systems at various locations on the property, some of which include a series of parallel NE trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization.  A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold/copper systems; and one iron ore, gold, copper system. Permits needed for active mining have been obtained.

In the third quarter of 2010, Tara Minerals continued Don Roman operations but struggled to find the right professional team to optimize processes to segregate and control mined material. Due to this, recovery rates and concentrate shipments have been inconsistent. Metallurgical testing is currently being performed on mined material from El Sapo and other recently discovered structures at Don Roman to improve recovery rates at the mill. Management has spent the last couple of months reviewing proposals from turn-key contract operators to run Don Roman at expanded capacity and improved recovery rates. Management is currently in discussions with a preferred experienced team. Tara Minerals management is committed to resolve all operational issues in an expeditious manner. Tara Minerals believes that both cash and securities on hand, and joint venture relationships will satisfy its working capital needs for 2010.

The Company’s future plans will be dependent upon the amount of capital available to it and the amount of cash provided by its operations.

Adit Resources Corp.

As of December 8, 2010, Tara Gold owned 75% of the outstanding common stock of Tara Minerals Corp.  As of December 8, 2010 Tara Minerals in turn owns 90% of the outstanding common stock of Adit Resources Corp.  Adit Resources owns a 100% interest in the mining prospect described below.  Although Adit believes that this property has deposits of gold and silver, the property is in the exploratory state, does not have any known reserves, and may never produce any of these metals in commercial quantities.

Picacho Prospect

Between October 2006 and January 2007 Tara Gold acquired six mining claims known as the “Picacho prospect” from Emilio Acuña Peralta.  Under the terms of the agreement with Mr. Acuña, Tara Gold had the right to acquire a 100% interest in the property by making payments to Mr. Acuña totaling $7,000,000 over a five-year period.  Due to economic circumstances relating to the current recession, Tara Gold failed to make a payment due in November 2008.   In July 2009 Tara Minerals agreed to acquire the Picacho claims, which then included the Dos Amigos and Unification Rey de Oro prospects for a total of eight concessions, from Mr. Acuña for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June 2009.  The $575,000 paid to Mr. Acuña in June 2009 was borrowed from Tara Gold by Tara Minerals.  In December 2009 Adit paid an installment of $278,500 (which included applicable value added taxes) toward the purchase.

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

The Picacho Prospect, which includes mineral interests staked by Tara Gold, has a surface area of approximately 7,060 hectares, and is located in the Northern Sierra Madre Gold Belt, 120 kilometers south of the U.S. border, in Sonora, Mexico.  The Picacho Prospect is located approximately 24 kilometers from the town of Bacoachi, Sonora State, Mexico where there is a national paved highway, the national power grid, and a 1200 meter airstrip. The town of Bacoachi has a population of approximately 1500, with most amenities needed to support Adit’s planned exploration and development program.

The predominant rocks in the area are Late Cretaceous to mid-Tertiary andesitic flows, tuffs, and breccias overlain by Tertiary flows and tuffs and crosscut by rhyodacite intrusives.  The Picacho Mining District was reportedly discovered in 1898 with unrecorded gold and silver production between 1900 and 1935, primarily from the Picacho Mine. In the opinion of Adit, the district needs thorough exploration using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Adit feels that this area may potentially host precious metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

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

Assuming Adit has the necessary funding or has an agreement with a joint venture partner with adequate funding; the following shows the timing and estimated cost of the present exploration plan for the Picacho Prospect property, with emphasis on the Picacho Vein:

Phase	Projected Completion	Estimated Cost
Surface Evaluation and Exploration Drilling	2011	$ 6,075,000
Development Drilling, Feasibility Studies and Purchase of Equipment	2012	$ 30,575,000
Development, Construction, Production	2013	$ 50,328,000

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

Potential Acquisition of Tara Gold by Tara Minerals

In September 2010, Tara Gold entered into a tentative agreement with Tara Minerals which provided that Tara Minerals will acquire all of the outstanding shares of Tara Gold by exchanging one Tara Mineral share for two Tara Gold shares. In an effort to avoid any conflicts due to common directors, the transaction will require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

General

As of December 8, 2010, Tara Gold had three part-time employees, including its two officers.

Tara Gold’s offices are located at 2162 Acorn Court, Wheaton, IL 60189 and consist of approximately 150 square feet of space, which is supplied without charge by Francis Richard Biscan, Jr., Tara Gold’s President.  Tara Gold’s offices are expected to be adequate to meet its foreseeable future needs.

Tara Gold’s website is www.taragoldresources.com

ITEM 1A.

RISK FACTORS

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

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided Tara Minerals would acquire all of the outstanding shares of Tara Gold by exchanging one share of Tara Mineral’s common stock for two Tara Gold shares.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Gold, Tara Gold’s officers and directors and Tara Minerals. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Gold and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against, Tara Gold, Tara Gold’s directors and Tara Minerals.  The essence of the lawsuit is to prevent Tara Mineral’s proposed acquisition of Tara Gold.

Tara Gold believes the lawsuit filed by Ms. Root is premature since, as noted in the September 13, 2010 press release, the transaction is tentative and is subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals has been signed.

On May 6, 2010, the Securities and Exchange Commission temporarily suspended trading in Tara Gold’s securities due to the failure of Tara Gold to file its 10-Q and 10-K reports pursuant to Section 13 of the Securities and Exchange Act of 1934.

On the same day the Commission issued an Order Instituting Proceedings whereby the Commission sought to revoke Tara Gold’s registration of its common stock pursuant to Section 12(j) of the Exchange Act.

On September 7, 2010 an administrative law judge issued an Initial Decision revoking Tara Gold’s registration of its common stock. The Initial Decision will not become final until the Commission enters an order of finality. The Commission will enter an order of finality unless a party files a Petition for Review or a motion to correct a manifest error of fact, or unless the Commission determines on its own to review the Initial Decision.

On September 24, 2010 Tara Gold filed a Petition to Review the decision of the administrative law judge. On September 30, 2010 the Commission granted Tara Gold’s Petition for Review.

On November 1, 2010 Tara Gold filed a brief in support of its petition with the Commission. The SEC’s Enforcement Division has until December 1, 2010 to file a brief in opposition. Tara Gold then has until December 15, 2010 to file a reply to the Division’s opposition.

After all briefs and replies have been filed, the Commission will decide if Tara Gold’s registration pursuant to Section 12(j) of the Exchange Act should be revoked.

Other than the foregoing, Tara Gold is not involved in any legal proceedings and Tara Gold does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of December 8, 2010 there were approximately 1,500 holders of Tara Gold’s common stock, which number includes shares held by banks, brokerage houses and securities depositories.  Prior to May 2010 the common stock of Tara Gold traded in the over-the-counter market, which is sometimes referred to as the “pink sheets”, under the symbol: TRGD. In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order Tara Gold’s common stock was removed from the Pink Sheets and now trades only on an unsolicited basis (See also Item 3 of this report). Shown below are the high and low quotations for Tara Gold’s common stock for the periods indicated as reported by the FINRA.  The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

3/31/08	$ 0.36	$ 0.32
6/30/08	$ 0.27	$ 0.25
9/30/08	$ 0.12	$ 0.10
12/31/08	$ 0.07	$ 0.05
3/31/09	$ 0.10	$ 0.10
6/30/09	$ 0.16	$ 0.16
9/30/09	$ 0.32	$ 0.30
12/31/09	$ 0.39	$ 0.36

As of December 8, 2010 Tara Gold had 102,795,119 outstanding shares of common stock. As of that same date Tara Gold did not have any outstanding options, warrants or securities which were convertible into shares of Tara Gold’s common stock.

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

During the years ended December 31, 2009 and 2008 neither Tara Gold, nor any of Tara Gold’s officers or directors, purchased any shares of Tara Gold’s common stock in the open market.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During 2008 and 2009 Tara Gold’s general and administrative expenses increased due to continued mining operations greater costs of flushing out our infrastructure of the Company, including increased consultants and professional fees.

During the year ended December 31, 2008 Tara Gold’s operations used approximately $4,304,,000 in cash.  During this same period Tara Gold paid approximately the following for investing and financing activities as reported on its statement of cash flows:

•

$44,000 toward mining equipment and other equipment,

•

$2,808,000 in loans to third parties,

•

$656,000 for construction in progress, and

•

$223,000 toward the purchase of mining concessions.

These payments were offset by the following:

•

$1,756,000 in payments from Joint Venture partners,

•

$1,093,000 in proceeds from the sale of marketable securities,

•

$774,000 from the sale of common stock for cash of a subsidiary

•

$384,000 for the sale of assets, and

•

$1,908,000 for the sale of mining concessions.

During the year ended December 31, 2009, Tara Gold’s operations used approximately $2,178,000 in cash.  During this same period Tara Gold paid:

•

$109,000 for mining equipment, furniture and fixtures,

•

$586,000 in loans to unrelated third parties,

•

$643,000 toward the purchase price of mining concessions,

•

$1,498,000 for construction in progress, and

These payments were offset by the following:

•

$4,547,000 in proceeds from the sale of marketable securities, and

•

$2,668,000 from the sale of common stock for cash of a subsidiary.

Tara Gold anticipates that its capital requirements for the twelve months ending September 31, 2011 will be:

Property payments and taxes – Pilar de Mocoribo property	$ 535,659
Property payments and taxes – Pirita property	170,455
Exploration and Development – Don Roman Groupings	1,000,000
Exploration and Development - Picacho Prospect	500,000
Exploration and Development – Centenario	300,000
Property payments and taxes – Centenario	526,088
Property payments and taxes – Mariana and Mezquite	62,905
Property payments and taxes – Las Minitas	133,614
Exploration and Development – Godinez Joint Venture	200,000
General and administrative expenses	500,000
Total	$ 3,928,721

The capital requirements shown above include capital required by Tara Minerals Corp. and subsidiaries.

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

In 2008, Tara Gold’s cash flow was substantial due to its ability to joint venture its mining concessions. However, several of Tara Gold’s joint venture partners defaulted on their agreements to provide funding. In 2009, Tara Gold did not enter in any joint ventures and the outstanding joint venture partner dissolved on the agreement.

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

None.

ITEM 9A. and 9A.(t)  CONTROLS AND PROCEDURES

Francis R. Biscan, Jr., Tara Gold’s President and Chief Executive Officer, and David A. Bizzaro, Tara Gold’s Principal Financial Officer, evaluated the effectiveness of Tara Gold’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Gold’s disclosure controls and procedures were ineffective.

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

Based on this evaluation, management has concluded that Tara Gold’s internal control over financial reporting was not effective as of December 31, 2009 due to its inability to prepare financial statements on a timely basis.

There were no changes in Tara Gold’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Tara Gold’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Title
Francis R. Biscan, Jr.	49	President, CEO and a Director
David A. Bizzaro	48	Principal Financial and Accounting Officer
Clifford A. Brown	59	Director

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

David Bizzaro was appointed as Tara Gold’s Principal Financial and Accounting Officer on May 12, 2010.  Mr. Bizzaro has been the managing partner of The IFC Group, a firm which provides outsourced international controllership services to middle market companies, since January 2010.  Prior to founding The IFC Group, Mr. Bizzaro served as the Acting Chief Financial Officer for Rigid Building Systems Ltd. of Houston Texas during 2009.  From 2007 – 2009 he was Vice President of International Operations at High Street Partners, a global consulting and professional services firm.  Before that, Mr. Bizzaro served as the Sr. Vice President of International Finance at ICT Group, Inc., a publicly traded call center and BPO service provider.  Previous postings include Corporate Finance Director at Avaya Inc. from 2004 – 2006; Finance Director for Asia Pacifica at Ciena Corporation from 2001 – 2003 and Operations Finance Director for XO Communications from 2000 – 2001.  Mr. Bizzaro began his career with NCR Corporation where he held various financial leadership roles in the U.S., Spain and the Netherlands from 1988  – 2000.

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

Each director holds office until the next annual meeting of shareholders and until their successor has been elected and qualified.  Tara Gold’s officers are elected by its Board of Directors and hold office until their resignation or removal by the Board of Directors. Tara Gold believes its directors are qualified to act as such due to their long standing relationship with Tara Gold.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows, in summary form, the compensation earned or received by (i) Tara Gold’s Chief Executive Officer and (ii) by each other executive officer of Tara Gold who earned or received in excess of $100,000 during the three years ended December 31, 2009.  Tara Gold, through its subsidiary Tara Minerals, has adopted stock option and stock bonus plans.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total
Francis R. Biscan, Jr.,	2009	$ 256,000	-	$ 15,000	-	-	$ 271,000
President	2008	$ 276,000	-	-	-	-	$ 276,000
	2007	$ 276,000	$ 75,000	-	$ 873,130	-	$ 1,224,130

Clifford A. Brown,	2009	$ 20,000	-	$ 7,500	-	-	$ 27,500
Director	2008	-	-	-	-	-	-
	2007	-	-	-	$ 291,043	-	$ 291,043

(1)

The dollar value of base salary (cash and non-cash) earned.

(2)

The dollar value of bonus (cash and non-cash) earned.

(3)

During the periods covered by the table, the value of Tara Gold’s shares issued as compensation for services calculated in accordance with the Stock Compensation topic of the FASB ASC.

(4)

The amount recognized for financial statement reporting purposes, and calculated in accordance with the Stock Compensation topic of the FASB ASC, for options awarded during the year.

(5)

All other compensation received that Tara Gold could not properly report in any other column of the table.

Mr. Brown was Tara Gold’s Principal Financial and Accounting Officer between November 2004 and May 2010.

In January 2008 Tara Gold entered into an employment agreement with Mr. Biscan which was renewed for 2009 and 2010, and expires on January 1, 2011.  The employment agreement provided that Tara Gold would pay Mr. Biscan a salary of $276,000 during the term of the agreement and requires Tara Gold to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Gold, then Mr. Biscan may resign from his position at Tara Gold and receive the remainder of his $276,000 salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Gold’s common stock by a third party or a change in a majority of Tara Gold’s directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2008 Tara Gold entered into an employment agreement with Clifford A. Brown, which was extended to  January 1, 2011.  The employment agreement provides that Tara Gold will pay Mr. Brown a salary of $96,000 during the term of the agreement and requires Tara Gold to pay for Mr. Brown’s medical insurance.

Tara Gold, through its subsidiary Tara Minerals, plans to sign an employment agreement to David A. Bizzaro subsequent to the filing of this document.

Stock Option and Bonus Plans

Tara Gold, through its subsidiary Tara Minerals, has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.  All reference to options plans below reflect the Tara Minerals Stock Option Plans referred to as “Tara Gold’s”.

Incentive Stock Option Plan.  The Incentive Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Only Tara Minerals employees may be granted options pursuant to the Incentive Stock Option Plan.  The option exercise price is determined by Tara Gold’s directors but cannot be less than the market price of Tara Minerals’ common stock on the date the option is granted.

Non-Qualified Stock Option Plan.  Tara Minerals’ Non-Qualified Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Tara Minerals’ employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Stock Bonus Plan.  Tara Minerals’ Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors.  However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Summary.  The following lists, as of December 8, 2010, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

	Total Shares	Shares Reserved	Shares	Remaining
	Reserved	For Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plan	3,000,000	--	N/A	--
Non-Qualified Stock Option Plan	6,000,000	--	N/A	--
Stock Bonus Plan	2,500,000	N/A	--	--

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the ownership of Tara Gold’s common stock, as of December 8, 2010 by each shareholder known by Tara Gold to be the beneficial owner of more than 5% of its outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address of	Shares Beneficially	Percent of
Beneficial Owner	Owned	Class
Francis R. Biscan, Jr. 2162 Acorn Court Wheaton, IL 60189	12,494,729	12.15%

David A. Bizzaro 300 N. Euclid Ave., Westfield, NJ 07090	--	--

Clifford A. Brown 313 Arbor Avenue West Chicago, IL 60185	3,098,371	3.01%

All Officers and Directors as a group (3 persons)	15,593,100	15.16%

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

 In January 2007, Amermin, made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed as part of the Don Roman Groupings. These properties were assigned to AMM in January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At June 30, 2010, Amermin has paid the original note holder in full but AMM has not paid Amermin. At September 30, 2010, due to related parties (This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials) consisted of:

- Pilar mining concession:  $535,659 (inclusive of valued added tax)

- Don Roman concession:  $211,826

- Other related party loans with Amermin: $686,447

- Less due from related parties $75,057

During the year ended December 31, 2008 Tara Gold issued 100,000 shares of its common stock to Mr. Brown in payment of accrued salary of $34,000.

In June 2009, Tara Minerals borrowed $1,695,000 from Tara Gold.  The loans bore interest at the prime rate plus 3.25%.  On December 31, 2009 Tara Gold converted the amounts loaned to Tara Minerals, plus accrued interest of $55,088, into 8,750,440 shares of Tara Minerals’ common stock.

In June, 2009 Tara Minerals acquired the Picacho claims for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June, 2009.  The $575,000 paid in June 2009 was borrowed from Tara Gold.  In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $200,000 towards this note.  This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

On March 31, 2010 Adit and the vendor of the property amended their agreement.  Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes); and issued the vendor 320,000 shares of Adit’s common stock and 437,500 shares of Tara Minerals’ common stock.  Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

During the year ended September 30, 2010 an officer of the Company loaned Tara Minerals $50,000. The note bears interest at 10% per year, and is due and payable on December 15, 2010. Tara Minerals may elect to extend the maturity of the note to June 15, 2011. The interest will increase to 12% beginning December 15, 2010. As further consideration for extending credit to Tara Minerals, the officer received a warrant that entitles him to purchase 50,000 shares of Tara Minerals’ restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013.

As of December 8, 2010 the Company had loaned Tara Minerals $1,826,900 and it is due on demand. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year, and is due and payable on December 31, 2010.

As of December 8, 2010, Tara Gold owned 75% of the outstanding shares of Tara Minerals Corp.

As of December 8, 2010, Tara Minerals owned 90% of the outstanding common stock of Adit Resources.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mendoza Berger audited Tara Gold’s financial statements for the years ended December 31, 2009 and 2008.  The following table shows the aggregate fees billed to Tara Gold during the years ended December 31, 2009 and 2008 by Mendoza Berger.

	2009	2008
Audit Fees	$ 127,653	$ 118,565
Audit-Related Fees	$ 0	$ 0
Financial Information Systems	$ 0	$ 0
Design and Implementation Fees	$ 0	$ 0
Tax Fees	$ 0	$ 0
All Other Fees	$ 0	$ 0

Audit fees represent amounts billed for professional services rendered for the audit of Tara Gold’s annual financial statements and the review of Tara Gold’s interim financial statements.  Before Mendoza Berger was engaged by Tara Gold to render these services, the engagement was approved by Tara Gold’s Directors.

ITEM 15.  EXHIBITS

Exhibit No.	Description of Exhibit
3.1.1	Articles of Incorporation	(Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form 10-SB)
3.1.2	Amendment to Articles of Incorporation for Name Change To MerchantPark Communications	(Incorporated by reference to exhibit 3(i) filed with the Company’s report on Form 8-K on April 6, 2001).
3.1.3	Amendment to Articles of Incorporation for name change to American Stellar Energy, Inc.	Incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004).
3.1.4	Amendment to Articles of Incorporation for name change to Tara Gold Resources Corp	(2)
3.2	Bylaws	(Incorporated by reference to exhibit3.2 filed with the Company’s registration statement on Form 10-SB
10.1	Employment Agreement – Francis R. Biscan Jr.	(2)
10.2	Employment Agreement – Clifford Brown	(2)
10.3	[RESERVED]
10.4	Amended Agreement pertaining to La Currita property	(2)
10.5	Agreement pertaining to San Miguel property	(2)
10.6	Letter of Intent pertaining to Las Minitas property	(2)
10.7	Agreement pertaining to Lluvia de Oro property	(2)
10.8	Agreement pertaining to Picacho property	(2)
10.9	Agreement pertaining to acquisition of La Millionaria property	(2)
10.10	Letter of intent pertaining to La Millionaria property	(2)
10.11	Modification of agreement pertaining to San Miguel property	(3)
10.12	Agreement to terminate JV pertaining to Las Minitas property	(3)
10.13	Agreement to terminate joint venture pertaining to La Millonaria	(3)
10.14	Modified purchase agreement pertaining to Picacho Property	(4)
10.15	Stock purchase agreement pertaining to La Escuadra	(4)
10.16	Purchase agreement pertaining to Pilar property	(4)
10.17	Joint venture and option agreement pertaining to Lluvia de Oro	(4)
10.18	Second modified purchase agreement pertaining to Picacho property	(4)
10.19	Purchase agreement pertaining to Picacho property	(4)
10.20	Joint venture agreement pertaining to San Miguel and Santa Cruz properties	(4)
10.21	Modified purchase agreement pertaining to Pilar property	(4)
10.22	Agreement pertaining to Las Brisas property
10.23	Notice of pending default on joint venture pertaining to Picacho property	(4)
10.24	Joint venture termination letter pertaining to Picacho	(4)
10.25	Binding letter of intent pertaining to Curcurpe, Picacho and La Millonaria properties	(4)
10.26	Agreement pertaining to Marina property	(4)

10.27	Modification agreement pertaining to JV agreement with Lateegra and La Camera	(4)
10.28	Binding Commitment to purchase pertaining to Curcurpe with La Camera	(4)
10.29	Binding Commitment to purchase pertaining to Picacho with La Camera	(4)
10.30	Binding Commitment to purchase pertaining to La Millonaria with La Camera	(4)
10.31	JV agreement between Tara Gold and La Camera	(4)
10.32	Promissory note pertaining Curcurpe – La Camera	(4)
10.33	Promissory note pertaining Picacho – La Camera	(4)
10.34	Promissory note pertaining La Millonaria – La Camera	(4)
10.35	Modification of agreement pertaining to Las Minitas property	(4)
10.36	Termination of joint venture agreement pertaining to Curcurpe, Picacho and La Millonaria properties	(4)
10.37	Agreement pertaining Los Auriferos property	(4)
10.38	Surrender of rights and termination of joint venture pertaining to Curcurpe, Picacho and La Millonaria properties	(4)
10.39	Default letter on joint venture agreement pertaining to La Currita property	(4)
10.40	Option and JV Agreement pertaining to property La Currita	(4)
10.41	Modified termination agreement pertaining to the Pilar property	(4)
10.42	Judicial agreement pertaining to Picacho litigation and Dos Amigos property	(4)
10.43	Second Judicial termination agreement pertaining to the Picacho litigation and Unificacion de Oro property	(4)
10.44	Gratuitous cession of rights pertaining to the Picacho litigation	(4)
10.45	Donation of mining equipment pertaining to the Picacho litigation	(4)
10.46	Purchase of Equipment from a related party	(5)
10.47	Purchase agreement of Picacho Fractions mining concession	(5)
10.48	Advanced termination and mutual settlement agreement pertaining to La Escuadra	(5)
14	Code of Ethics	(1)
21	Subsidiaries	(4)
31	Rule 13a-14(a) Certifications	(5)
32	Section 1350 Certifications	(5)

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

(2)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005

(3)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2006

(4)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2007

(5)

Filed with this report.

TARA GOLD RESOURCES CORP.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(Formerly American Stellar Energy, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'

of Tara Gold Resources Corp., Inc. (formerly American Stellar Energy, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tara Gold Resources Corp., Inc. (formerly American Stellar Energy, Inc.) (an exploration stage company) (a Nevada corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years then ended and the period from inception (December 5, 2000) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tara Gold Resources Corp., Inc. and subsidiaries from inception (December 5, 2000) through December 31, 2004, were audited by other auditors whose report there on dated December 9, 2005, expressed an unqualified opinion on those statements (the December 9, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern), have been furnished to us.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp, Inc. (formerly American Stellar Energy, Inc.) and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from inception (December 5, 2000) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mendoza Berger & Company, LLP

Mendoza Berger & Company, LLP

Irvine, CA

December 8, 2010

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$ 1,451	$ 264
Other receivables, net of $374 and $243 of allowance as of December 31, 2009
and December 31, 2008, respectively	3,262	11,018
Due from related parties	354	-
Marketable securities	450	464
Other current assets	47	167
Total current assets	5,564	11,913
Property, equipment, and mine development, net of accumulated depreciation of
$111 and $71 as of December 31, 2009 and December 31, 2008, respectively	13,141	13,092
Construction in progress	2,163	665
Deposits	-	928
Deferred tax asset	1,748	1,425
Goodwill	12	-
Total Assets	$ 22,628	$ 28,023

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,143	$ 1,378
Notes payable, current	1,106	3,099
Payments from joint venture partner for options to purchase mining properties	-	250
Deferred tax liability, current	-	1,802
Due to related parties	-	18
Total current liabilities	2,249	6,547
Long-term accrued liabilities	989	940
Notes payable, long term	6,168	5,894
Total liabilities	9,406	13,381

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 and 101,995,119 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	103	102
Additional paid-in capital	12,175	11,135
Accumulated deficit during exploration stage	(3,293)	1,147
Other comprehensive loss	(436)	(1,268)
Total Tara Gold stockholders’ equity	8,549	11,116
Non-controlling interest	4,673	3,526
Total equity	13,222	14,642
Total liabilities and equity	$ 22,628	$ 28,023

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

	For the Year Ended December 31,		From inception December 5, 2000 to December 31,
	2009	2008	2009
Revenues:
Revenue from website development and software	$ -	$ -	$ 168
Sales	-	125	397

Cost of revenue	-	101	101

Gross profit	-	24	464

Exploration expenses	280	972	4,318

Operating, general, and administrative expenses	4,156	2,795	16,800

Operating loss	(4,436)	(3,743)	(20,654)

Other (income) expense:
Interest (income)	(95)	(45)	(282)
Interest expense	67	177	760
Settlement expense	-	(449)	(134)
Loss on extinguishment of debt	1,097	550	766
(Gain) on deconsolidation of joint venture	-	(8,856)	(8,661)
(Gain) on sale of joint venture interest	-	-	(3,112)
(Gain) on dissolution of joint venture	(250)	(3,978)	(9,163)
(Gain) loss on disposal of assets	-	(1)	399
(Gain) on acquisition of mining concession	-	(100)	(100)
Realized loss on the sale of marketable securities	2,266	2,129	4,604
(Gain) on sale of net cash flow interest	(197)	-	(197)
Other (income)	(261)	(125)	(466)
	2,627	(10,698)	(15,586)

Non-controlling interest	801	38	1,494

Income (loss) before income taxes	(6,262)	6,993	(3,574)
Income tax (benefit) provision, net	(1,822)	205	(1,302)
Income (loss) from continuing operations	(4,440)	6,788	(2,272)

Discontinued operations:
Income from operations of discontinued oil properties (including loss on disposal of $7,679)	-	-	17
Loss from operations of La Escuadra	-	(993)	(1,038)

Net (loss) income	(4,440)	5,795	(3,293)

Other comprehensive loss:
Foreign currency translation gain (loss)	214	(637)	(436)
Unrealized loss, net on marketable securities	618	978	-

Comprehensive loss (gain)	$ (3,608)	$ 6,136	$ (3,729)

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

(Continued)

For the Year Ended December 31,
	2009	2008
Net (loss) income per share – basic before discontinued operations	$ (0.04)	$ 0.07
Net (loss) income per share – diluted before discontinued operations	$ (0.04)	$ 0.07

Loss on discontinued operations per share, basic	$ 0.00	$ (0.01)
Loss on discontinued operations per share, dilutive	$ 0.00	$ (0.01)

Net (loss) income per share – basic after discontinued operations	$ (0.04)	$ 0.06
Net (loss) income per share – dilutive after discontinued operations	$ (0.04)	$ 0.06

Weighted Average Number of Common Shares Outstanding – basic and dilutive	102,137,585	100,735,055

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2009

(In thousands of U.S. Dollars, except share amounts)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at inception (December 5, 2000)	-	$ -		$ -	$ -	$ -	$ -

Issuance of common stock to Founders for cash	4,000,000	4	-	-	-	-	4

Net loss	-	-	-	(9)	-	-	(9)

Balance at December 31, 2000	4,000,000	4	-	(9)	-	-	(5)

Issuance of common stock in exchange for 100% of common stock of MerchantPark	1,500,000	2	(2)	-	-	-	-

Issuance of Common stock for cash	2,491,583	2	152	-	-	-	154

Issuance of common stock for services	4,645,261	5	77	-	-	-	82

Issuance of common stock for 100% of shares of Caged Iron Technologies	2,000,000	2	101	-	-	-	103

Issuance of common stock issued for debt	459,000	-	46	-	-	-	46

Issuance of common stock issued for assets	3,064,556	3	301	-	-	-	304

Stock offering costs	-	-	(13)	-	-	-	(13)

Currency translation adjustment	-	-	-	-	-	1	1

Net loss	-	-	-	(418)	-	-	(418)

Balance at December 31, 2001	18,160,400	$ 18	$ 662	$ (427)	$ -	$ 1	$ 254

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2009

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

From inception (December 5, 2000) to December 31, 2009

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

From inception (December 5, 2000) to December 31, 2009

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

From inception (December 5, 2000) to December 31, 2009

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

From inception (December 5, 2000) to December 31, 2009

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (December 5, 2000) to December 31, 2009

(In thousands of U.S. Dollars, except share amounts)

 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at December 31, 2007	95,015,952	$ 95	$ 10,417	$ (4,648)	$ 468	$ (1,609)	$ 4,723

Issuance of common stock for services	175,000	-	67	-	-	-	67

Shares subscriptions delivered	1,150,000	1	467	-	(468)	-	-

Conversion of convertible debt to stock	5,654,167	6	184	-	-	-	190

Foreign currency translation gain	-	-	-	-	-	(637)	(637)

Unrealized loss on investments	-	-	-	-	-	978	978

Net loss	-	-	-	5,795	-	-	5,795

Balance as of December 31, 2008	101,995,119	102	11,135	1,147	-	(1,268)	11,116

Issuance of common stock for services	800,000	1	1,040	-	-	-	1,041

Foreign currency translation gain	-	-	-	-	-	214	214

Unrealized loss on investments	-	-	-	-	-	618	618

Net loss	-	-	-	(4,440)	-	-	(4,440)

Balance as of December 31, 2009	102,795,119	$ 103	$ 12,175	$ (3,293)	$ -	$ (436)	$ 8,549

See accompanying notes to these consolidated financial statements

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

	For the Year Ended		From inception
	December 31,		(December 5, 2000)
	2009	2008	to Dec. 31, 2009
Cash flows from operating activities:
Net (loss) income	$ (4,440)	$ 5,795	$ (3,293)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	40	40	418
Allowance for doubtful accounts	131	(51)	370
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	1,040	67	2,599
Stock based compensation and stock bonuses	-	-	1,290
Gain on deconsolidation of joint venture	-	(8,856)	(8,666)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	(250)	(3,978)	(8,688)
Loss on extinguishment of debt, net	1,097	550	746
(Gain) loss on disposal of oil & gas properties	-	-	8
Deferred tax (asset) liability	(2,125)	808	(1,748)
Non-controlling interest in net (loss)	(447)	(38)	(1,135)
Amortization of beneficial conversion	-	23	361
Loss on the disposal of assets	-	(1)	218
Realized loss on marketable securities	2,266	2,129	4,604
Common stock of subsidiary issued for services	-	-	750
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	(750)	(750)
Loss on discontinued operations	-	993	993
Net assets acquired from La Escuadra	-	17	(330)
Gain on acquisition of mining concession	-	(100)	(100)
Gain on sale of net cash flow interest	(197)	-	(197)
Changes in operating assets and liabilities:
Other receivable IVA	(423)	428	(745)
Other receivable	(46)	(139)	(192)
Prepaid expenses	-	-	2
Other current assets	12	40	(59)
Accounts payable and accrued expenses	(97)	(922)	1,553
Deferred joint venture income	-	(12)	(33)
Net cash used in operating activities	(3,439)	(3,957)	(14,326)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

 (Continued)

	For the Year Ended		From inception
	December 31,		(December 5, 2000)
	2009	2008	to Dec. 31, 2009
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Purchase of mining equipment and furniture and fixtures	(109)	(44)	(397)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	4,547	1,093	6,278
Proceeds from the sale of assets	-	384	384
Purchase of mining concession	(643)	1,908	214
Deposits	-	(223)	(738)
Payment for construction in progress	(1,498)	(656)	(2,163)
Proceeds from note receivable payments	-	-	(7)
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	2	-	2
Business acquisition goodwill	(4)	-	(4)
Cash in discontinued operations	-	-	(3)
Net cash provided by in investing activities	2,296	2,462	3,125

Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	(22)
Payments toward short term convertible debt	-	-	72
Payments toward notes payable	(586)	(2,808)	(10,016)
Change in due to/from related parties, net	(370)	68	397
Non-controlling interest in net assets of consolidated subsidiaries	2,668	774	6,589
Payments from joint venture partners	-	1,756	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common Stock issued for cash	-	-	5,753
Net cash provided (used) by financing activities	1,712	(210)	12,684

Effect of exchange rate changes on cash	618	(637)	(32)

Cash and cash equivalents:
Net increase for the period	1,187	(2,342)	1,1451

Beginning of the period	264	2,606	-

End of period	$ 1,451	$ 264	$ 1,451

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars, except per share amount)

 (Continued)

	For the Year Ended December 31,		From inception (December 5, 2000) to December 31,
	2009	2008	2009
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 93	$ 252	$ 813
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ -	$ -	$ 782
Share receivable for debt	$ -	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share
receivable for services	$ -	$ -	$ 35
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ 4,212	$ 1,521	$ 22,821
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ -	$ 359
Recoverable value-added taxes	$ 14	$ (118)	$ 2,638
Purchase of La Escuadra with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ -	$ -	$ 2,301
Equipment financed through debt	$ -	$ -	$ 167
Unrealized (gain)/loss in investments, available for sale	$ 8,523	$ 978	$ 10,648
Accrued and capitalized interest	$ 112	$ 169	$ 281

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Tara Gold Resources, Corp. (the “Company”) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group. By special resolution of the shareholders, the Company changed its name to Tara Gold Resources, Corp. on February 9, 2005.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. In May 2005, the Company acquired 97% of the common stock of Corporacion Amermin, S.A. de C.V.  In October 2007, the Company acquired the remaining 3% of the common stock of Corporacion Amermin, S.A. de C.V. for 1,500,000 shares of the Company’s common stock valued at $600,000. In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”). Tara Minerals organized Adit Resources (“Adit”) in June 2009 and owns 91% of the common stock as of December 31, 2009. Adit  in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006, ACM operates in Mexico and was purchased in June 2009.  In October 2006, the Company acquired 97% of Adit’s common stock of Compañía Minera La Escuadra, S.A. de C.V and in 2008 the Company disposed of its interest in this corporation.  Corporacion Amermin and AMM are Mexican corporations. As of December 31, 2009 and 2008 the Company owned 80% and 79%, respectively, of the outstanding shares of Tara Minerals.

Our subsidiary Tara Minerals Corp., a publicly traded company listed on the OTC Bulletin Board, had a year end of October 31. At December 31, 2008, Tara Minerals changed its year end from October 31 to December 31 to align itself with the year end of Tara Gold. Included in this consolidation are the Tara Minerals Corp. year to date financial results as of December 31, 2008 and 2009.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources, Corp. and, unless the context indicates otherwise its consolidated subsidiaries.  The Company’s subsidiaries include Corporacion Amermin, S.A. de C.V., which operates in México (“Amermin”) and Tara Minerals Corp.

Unless otherwise indicated, all references to the Company include the operation of its subsidiaries and all references to Adit include the operations of its subsidiary.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships (see Note 3a).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice. At December 31, 2008 the Company had one joint venture with Coeur d’ Alene Mines Corporation related to the La Currita property. At December 31, 2009 the Company had dissolved the joint venture with Coeur d’ Alene Mines Corporation and had no other joint ventures or VIEs.

The reporting currency of the Company, Tara Minerals and Adit is the U.S. dollar. The functional currency of Amermin, AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain or loss is recorded as other comprehensive income (loss).

The financial statements of the Mexican subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements of the subsidiaries are as follows for the years ended December 31, 2009 and 2008 (denoted in Mexican pesos per one U.S. dollar):

2009
Current exchange rate at December 31, 2009	Ps. 13.0437
Weighted average exchange rate for the year ended December 31, 2009	Ps. 13.5146

2008
Current exchange rate at December 31, 2008	Ps. 13.7738
Weighted average exchange rate for the year ended December 31, 2008	Ps. 11.1762

Significant Accounting Policies

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

Reclassifications and Adjustments

Certain reclassifications, which have no effect on net (loss) income, have been made in the prior period financial statements to conform to the current presentation.

In 2007, the Company purchased the 3% of Amermin owned by a related party and in accordance with Business Combination topic of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) increased the valuation of mining concessions based on the last fair market value analysis. The increase was reflected in 2008.

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash equivalents at December 31, 2009 and 2008.

All investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $450,000 and $463,931 in marketable securities at December 31, 2009 and 2008, respectively.  These marketable securities had a cost basis of $450,000 and $1,081,703 at December 31, 2009 and 2008, respectively. In accordance with the Comprehensive Income topic of the FASB ASC, we have accounted for unrealized gain (loss) as a component of other comprehensive income. An unrealized gain of $617,772 and an unrealized loss $978,148 were recorded in other comprehensive income for the years ended December 31, 2009 and 2008, respectively.

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company had three bank accounts and no bank accounts in excess of $250,000, as of December 31, 2009 and 2008, respectively.  The Company has not experienced any losses in these accounts.

Investments in Unconsolidated Entities

For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used if the Company does not account for the entity as a VIE as previously defined.

Recoverable Value-Added Taxes (“IVA”) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (“IVA”) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 15%. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  Periodically, management reviews the receivables for collectability and records an allowance for doubtful accounts for those amounts deemed not to be collectible from the Mexican government for a variety of reasons.

Each period we analyze our receivables for collectability.  When a receivable is determined to not be collectible we allow for the receivable until we are either assured of collection or assured that a write off is necessary. We have allowed $374,116 and $242,567, as of December 31, 2009 and 2008, respectively, in association with our receivable from Recoverable value added taxes from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

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

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of gold, silver or other industrial minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2009 and 2008, respectively, no indications of impairment existed.

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

Reclamation and remediation costs (asset retirement obligations)

The Asset Retirement Obligations topic of FASB ASC, establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.  There were no reclamation and remediation costs accrued as of December 31, 2009 and 2008, respectively.

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

Net Loss per Common Share

Earnings per share are calculated in accordance with the Earnings per Share topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2009, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Stock-based compensation

Stock based compensation is accounted for under the Equity-Based Payments to Non-Employee topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using Stock Based Compensation topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Liquidity of the Company

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  Although the Company had experienced reoccurring net losses, had a net loss of approximately $4,440,000 and a gain of $5,795,000 for the years ended December 31, 2009 and 2008, respectively, and an accumulated deficit during exploration stage of approximately $3,293,000 and income of $1,147,000 at December 31, 2009 and 2008, respectively; the Company had been successful at raising money through the equity markets at both Tara Gold and Tara Minerals, and through the sale of assets improved by successful exploration efforts, such as the sale of San Miguel and Santa Cruz discussed in Note 4 below, for which they received 7,300,000 shares of stock, of which they were able to liquidate for 4,000,000 shares for $4,922,000 in May 2009.

In addition to the above in 2007, cash flow was substantial due to their ability to joint venture their mining concessions, however, as disclosed below in Note 4, several of the joint venture partners defaulted on their agreements. This resulted in the use of the cash reserves in 2008 and hampered their ability to maintain current Exchange Act compliance filings.

Due to this circumstance, management made business decisions to keep their mining concessions and business operations for their numerous subsidiaries moving forward over maintaining Exchange Act compliance for the short term.

Fair Value Accounting

As required by the Fair Value Measurement and Disclosure topic of the  FASB, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recent Accounting Pronouncements

Adopted

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

Issued

In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Note 2.

Other receivables

	For the Years Ended December 31,
	2009	2008
Recoverable value-added taxes
Available for reimbursement from Mexico taxing authority	$ 1,422,573	$ 1,560,658
Capitalized in association with mining concession debt, unpaid	1,822,913	1,247,075
Subtotal recoverable value-added taxes	3,245,486	2,807,733
Stock receivable for sale of San Miguel interest	-	8,309,000
Other	391,222	143,584
	3,636,708	11,260,317
Less - allowance for doubtful accounts	(374,116)	(242,567)
	$ 3,262,592	$ 11,017,750

Note 3.

Property, equipment and mine development

	For the Years Ended December 31,
	2009	2008
Mining concessions (a)	$ 12,087,444	$ 12,207,170
Land	19,590	19,590
Machinery and equipment (b)	1,024,348	892,151
Transportation equipment (b)	85,586	26,850
Furniture and equipment (b)	21,710	9,914
Computer equipment (b)	13,190	7,185
	13,251,868	13,162,860
Less – accumulated depreciation	(111,280)	(70,895)
	$ 13,140,588	$ 13,091,965

Depreciation expense for the years ended December 31, 2009 and 2008 was $40,385 and $40,432 respectively.

a)

Mining concessions

Mining concessions as of December 31, 2009 and 2008 are follows:

	2009	2008
La Currita	$ 1,253,439	$ 1,253,439
Las Minitas	2,292,428	2,290,907
Pilar	728,313	715,153
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Picacho	4,564,331	5,537,554
Centenario	1,905,472	1,520,738
Las Brisas	3,134	3,134
Mezquite and Mariana	166,599	164,506
Auriferos	100,000	100,000
Pirita	245,270	-
Picacho Fractions	206,719	-
	$ 12,087,444	$ 12,207,170

i)

On May 2005, the Company acquired the rights to four concessions, known as “La Currita”. The acquisition price of the property was $1,200,000 plus value-added tax of $180,000.  The Company also included finder’s fees of $11,927 in the purchase price of the property; making the effective price of the property grouping $1,211,927.  As of May 2007, the note and the related value added tax had been paid in full and the Company received title in July 2008.

In May 2006, the Company entered into an agreement through our with Raven Gold Corp. (“Raven”), for the sale of an interest in a joint venture which includes the La Currita Groupings (“La Currita joint venture”).  The agreement was ratified in August 2006, amended on March 30, 2007, and cancelled on May 3, 2007 primarily due to non-performance by Raven under the August 2006 agreement and subsequent modification.  On May 3, 2007, the Company entered into a new agreement with Raven for the La Currita joint venture. Raven defaulted on its obligations required by the joint venture agreement and the agreement with Raven was terminated in 2008.

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $53,439.

In December 2008, the Company signed an option agreement with Coeur d’ Alene Mines Corporation which allowed Coeur d’ Alene Mines Corporation to acquire 100% interest in the concession. In 2009 the option was terminated.

ii)

In May 2005, the Company acquired the rights to twelve concessions, known as “San Miguel”. The acquisition price of the property was $700,000.  The Company also capitalized an extension payment and an option to purchase payment, totaling $22,000, making the effective price of the property grouping $722,000.

In August 2005, the Company entered an agreement with Paramount Gold Mining Corp. (“Paramount”) for the sale of an interest in a joint venture which included the San Miguel mining concessions (“San Miguel joint venture”).  Paramount could acquire a 70% interest in the San Miguel prospect by:

•

Paying the Company $250,000;

•

Paying $150,000 directly to the former owner of the property;

•

Issuing 718,519 shares of its common stock to the Company; and

•

Spending $2.5 million on a trenching, drilling and sampling program on the property.

The required $2,500,000 million of exploration development expenses to earn a 70% interest in the joint venture were reviewed by Company management and agreed to with the exception that Paramount was required to spend an additional $160,000 to reach the required $2,500,000 of exploration expenses.  The final payment of 400,000 shares valued at $1,216,000 was received in the second quarter of 2007 at which time the Company transferred a 70% interest in the concession to Paramount.

 In 2008, Tara Gold disputed certain amounts billed by Paramount. In October 2008, the dispute was settled when Paramount purchased the Company’s interest in this prospect for 7,000,000 shares of Paramount’s common stock.  Title was transferred on October 27, 3008. The shares of Paramount were received in the second quarter of 2009.

iii)

In December 2005, the Company acquired the right to one concession, known as “Santa Cruz”. The acquisition price of the property was $50,000.

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $2,227.

The Santa Cruz prospect was sold to Paramount, along with Tara Gold’s interest in the San Miguel prospect.   Paramount will issue 350,000 shares of its common stock to Tara Gold when defects in title to this prospect have been resolved. Due to claimed defects in title, Tara Gold agreed that Paramount would only be required to issue 300,000 shares to complete the purchase. The Paramount shares were received in the second quarter of 2010.

iv)

In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”.  In April 2007, the agreement was renegotiated, based on a geological study, to reduce the purchase price of the mining concessions and restructure the debt payments to $2,750,000 plus value-added tax of $412,500.  In January 31, 2008 the agreement was amended to extend the payment date to 2012 and the amount of the note was reduced to $2,150,000 plus value added-tax of $322,500.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$ 133,614
2012	1,766,411
$ 1,900,025

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $2,150,000 has been discounted using the incremental borrowing rate of 3.56%. As of December 31, 2009, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,750,000	$ 285,000	$ 2,035,000
Imputed interest	(134,975)	-	(134,975)
Present value of debt	1,615,025	285,000	1,900,025
Less: current portion	(111,114)	(22,500)	(133,614)
	$ 1,503,911	$ 262,500	$ 1,766,411

In addition to the $2,150,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the agreement signed in April 2007 this payment could not be applicable to the purchase price.  Accordingly, the effective purchase price of the properties is $2,646,413.

No payments were made after February 2008 and as of December 8, 2010, the Company was actively working with the note holder to renegotiate the agreement.

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $103,490.

v)

In March 2006, the Company acquired the rights to four concessions, known as the “Lluvia de Oro”. The acquisition price of the concessions was $4,000,000 plus value-added tax of $600,000.  As of December 31, 2008 the Company has paid the note in full.

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

The net cash flow interest entitled the Company to 20% of the revenue from the operation of the property, less all expenses associated with maintaining and operating the property.  Until Northwest had made all payments in accordance with the agreement and earned their full right to the property we recognized the funds received as “Payments received from joint venture partners for options to purchase interests in mining properties” on our balance sheet.  Upon successfully completing the term of the agreement we recognized a gain on the sale of the mining concessions.

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $178,131.

By December 2008, Northwest made the last required payments to acquire 100% interest in the Lluvia de Oro prospected and at that time the Company transferred the concessions to Northwest and recognized a gain on the sale of the concessions. In September 2009, Amermin transferred the title to Northwest.

In December 2009, the Company sold its 20% cash flow interest in Lluvia de Oro to Northwest for $200,000 in cash and 2,500,000 shares of Northwest Mining common stock. Northwest will issue an additional 2,500,000 shares of its common stock to the Company when, during any three-month period, it sells 3,750 ounces of gold produced from this prospect.

vi)

In October 2006, the Company acquired the rights to 13 concessions, known “Pilar De Mocoribo” for $800,000 plus value-added tax of $120,000

In January 2007, this property was assigned to the Company’s subsidiary Tara Minerals, and is considered part of the Don Roman group of concessions described in (vii) below.

In June 2009, Tara Minerals and the note holder modified the agreement by returning one mining concession under this agreement and reducing the purchase by $60,870 plus the related $9,130 of value added tax.  The resulting purchase price for the remaining concessions was $739,130 plus $110,870 of value added tax.

As of June 2009, the agreement was modified and the mining deposit for La Millonaria was applied to the Pilar De Mocoribo debt and Centenario. As of December 31, 2009, the note was paid in full and the Company capitalized this prospect at $728,313.

vii)

In October 2006, the Company acquired the rights to three concessions, known as the “Don Roman Prospect”.  The sales price of the asset, as amended, is $521,739 plus value added tax of $78,261.  The purchase price was paid in full in January 2007.

In January 2007, this property was assigned to the Company’s subsidiary Tara Minerals. In the fourth quarter of 2009 Tara Minerals began extracting material from its Don Roman mine to process and produce lead / silver and zinc concentrates for sale to a third party.

viii)

In October 2006, the Company acquired the rights to the two concessions, known as the “Las Nuvias Prospect”.  The sales price of the concession, as amended is $100,000 plus value added tax of $15,000.  The purchase price was paid in full in January 2007.

In January 2007, this concession was assigned to Tara Minerals and is considered part of the Don Roman group of concessions described in (vii) above.

ix)

 In January 2007, the Company acquired the rights to the six concessions, known as “Picacho”.

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

Subsequent to Lateegra not making their required payments under the agreement, the Company Lateegra and La Camera Mining, Inc. reached a settlement agreement which enabled La Camera Mining, Inc. to enter into a joint venture agreement on this property.  In May 2008, La Camera defaulted and surrendered any and all interest in the Picacho property. Under the terms of the Lateegra and La Camera agreements, the Company was not required to return any payments received under either agreement.

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $250,738.

Due to economic circumstances relating to the current recession, the Company failed to make a payment due in November 2008 and the concession was returned to the third party note holder on June 16, 2009.

In July 2009 Tara Minerals agreed to acquire the Picacho claims from a third party, which then included the Dos Amigos and Unification Rey de Oro concessions, for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June 2009.  The $575,000 paid in June 2009 was borrowed from the Company by Tara Minerals.

In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  In December 2009 Adit paid an installment of $278,500 (which included applicable value added taxes) toward the purchase.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$472,458
2011	483,503
2012	3,465,870
$4,421.831

In accordance with the Interest Topic of FASB ASC, the future payments of the total payment amount of $4,300,000 have been discounted using the incremental borrowing rate of 2.76%. As of December 31 2009, the present value of future payments on the Picacho contract is as follows:

	Debt	IVA	Total
Future payments	$ 4,050,000	$ 607,500	$ 4,657,500
Imputed interest	(235,669)	-	(235,669)
Present value of debt	3,814,331	607,500	4,421,831
Less: current portion	(397,458)	(75,000)	(472,458)
	$ 3,416,873	$ 532,500	$ 3,949,373

On March 31, 2010 Adit amended the property purchase agreement.  Under the revised arrangements, Adit paid $500,000 in cash (plus $80,000 in value added taxes) as the final payment for the Picacho concessions; and in consideration for the transfer of all technical data relating to the prospect, issued 320,000 shares of Adit’s common stock to the note holder, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

x)

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

In July 2008 the Curcurpe property was returned to its original owner and we recognized $550,000 loss on the extinguishment of debt.

xi)

In November 2008, Tara Minerals acquired eight mining concessions, known as “Centenario”. The acquisition price of the property was $1,894,050, including $247,050 in value added taxes.

In June 2009, Tara Minerals and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which we had already paid and recorded as a mining deposit, and 3) apply $197,956 toward the updated value of the concession which was originally paid by another subsidiary of the Company. These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of our mining deposit of $127,000, 3) the expense of $6,000 that Tara Minerals also paid but which was not included in the revaluation of the concession and 4) increase in our due to related party of $197,956 plus related value added tax.  Our effective amount financed in relation to this concession $1,675,044 plus $251,257 of value added tax.

The resulting debt payments schedule, including applicable value added tax, is as follow:

2010	$ 362,063
2011	546,673
2012	692,330
$ 1,601,066

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $1,675,044,000 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2009, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,474,429	$ 221,165	$ 1,695,594
Imputed interest	(94,528)	-	(94,528)
Present value of debt	1,379,901	221,165	1,601,066
Less: current portion	(308,063)	(54,000)	(362,063)
	$ 1,071,838	$ 167,165	$ 1,239,003

xii)

In August 2007, the Company acquired the rights to three concessions, known as “Las Brisas”.  The sales price of the concessions was $2,609 plus value added tax of $391.  The purchase price was paid in full in August 2007.

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $134.

xiii)

In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value added taxes of $24,783 owed to a third party.

The Mariana and Mezquite prospect is 276 hectares in size and is located in Sonora, Mexico, near the town of Alamos and Quiriego.

The remaining debt payment schedule, including applicable value added tax, is as follow:

2010	$ 26,625
2011	117,399
$ 144,024

In accordance with the Interest Expense topic of FASB, the future payments of the total payment amount of $165,217 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2009, the present value of future payments on the Mariana and Mezquite contract is as follows:

	Debt	IVA	Total
Future payments	$ 130,435	$ 19,565	$ 150,000
Imputed interest	(5,976)	-	(5,976)
Present value of debt	124,459	19,565	144,024
Less: current portion	(22,712)	(3,913)	(26,625)
	$ 101,747	$ 15,652	$ 117,399

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $7,358.

As of December 8, 2010 Tara Gold is in negotiations to amend to its agreements with all vendors relating to Mariana and Mesquite Prospect.

xiv)

In March 2008, the Company acquired the rights to two concessions, known as “Auriferos V Fraction I and II”. The acquisition was gratuitous.

In 2007, the Company and Pershimco entered into an option agreement to sell the rights to the concessions known as Las Minitas. In March 2008, both parties decided to terminate and settle the agreement. As part of the settlement agreement, Pershimco transferred the mineral claims and obligations linked to the Mariana and Mezquite, Auriferos V Fraction I and II concessions to Amermin. These mineral claims were under a common interest area determined in the original option agreement. There were no obligations attached to the Auriferos V concessions.

In June 11, 2008 a modified agreement was signed to state the transfer was gratuitous. Pershimco acquired the concessions in September 2007 for $100,000 and after comparing it to an adjacent property (Las Minitas) it was determined the  basis of $100,000 was a reasonable value for the properties.

xv)

In June 2009, Tara Minerals acquired the rights to three mining concessions, known as “Pirita”. The properties approximate 6,700 hectares and the acquisition price of the property was $250,000 plus value added taxes of $30,000. $50,000 was paid cash and $200,000 plus value added taxes of $30,000 were financed.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$111,292
2011	85,228
$196,520

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $200,000 has been discounted using the incremental borrowing rate of 2.76%. As of December 31, 2009, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 175,000	$ 26,250	$ 201,250
Imputed interest	(4,730)	-	(4,730)
Present value of debt	170,270	26,250	196,520
Less: current portion	(96,292)	(15,000)	(111,292)
	73,978	11,250	85,228

xvi)

In August 2009, the Company acquired three mining concessions, known as “Picacho Fractions I, II, and III”. The properties approximate 3,823 hectares and the acquisition price of the properties was $206,719 plus value added taxes of $31,009. The concessions were acquired from La Escuadra, the Company did not pay cash for the properties but took them as payment towards the debt owed by La Escuadra.

b)

Other Fixed Assets

In October 2006, the Company acquired 97% of the outstanding stock of Compañía Minera La Escuadra, S.A. de C.V. Included within this business acquisition was mining and transportation equipment valued at $774,780.  In September 2008 the Company disposed of those assets.

Through 2008 and 2009, the Company and Tara Minerals made purchases of equipment and other fixed assets in the normal course of business.

Note 4.

Deposits

a)

In June 2005, the Company acquired the rights to four concessions, known as “La Millonaria”.  Due to the non-determinant acquisition price of La Millonaria as of December 31, 2007, the Company has accounted for the mining concession as a Deposit until such time as the acquisition price was fixed.  As of December 31, 2008 we had $482,957 recorded in Deposits relating to the La Millonaria property.

In November 2007, the Company entered into an agreement with La Camera Mining, Inc. which allowed La Camera to earn a 70% interest in the La Millionaria prospect.  In May 2008, La Camera defaulted and surrendered any and all interest in La Millonaria property. Under the terms of La Camera agreement, the Company was not required to return any payments received under the agreement.

The La Millionaria prospect was acquired from Minas de Topago, S.A. de C.V.  Minas de Topago was also the owner of the Centanario prospect, which is part of the Don Roman groupings now owned by Tara Minerals.  In June 2009 the La Millionaria prospect was returned to Minas de Topago and $197,956 of the deposit for La Millonaria prospect were credited towards the Centenario note and $462,900 were credited towards the balance due on the Pilar note.

     b)

On January 30, 2006, the Company acquired the rights to one concession, known as “La Estrella”. The sales price of the property is $400,000.

The Company has paid approximately $24,000 toward the purchase price but the seller of the property has not complied with their obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2009 and 2008, respectively.  The Company is reviewing the situation with its legal advisors in Mexico.

     c)

In February 2006, the Company acquired the rights to one concession, known as “La Virginia”.  The sales price of the property is $600,000.

The Company has paid approximately $5,500 toward the purchase price but the seller of the property has not complied with their obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2009 and 2008, respectively.  The Company is reviewing the situation with its legal advisors in Mexico.

Note 6.

Income Taxes

The consolidated provision for federal and state income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current – U.S. Federal	$ -	$ 581,900-
Current – Mexico	-	-
Deferred – U.S. Federal	(1,822,300)	(376,900)
Deferred – Mexico	2,923,600	2,930,100
Increase in valuation allowance	(2,923,600)	(2,930,100)
Income tax expense (benefit)	$ (1,822,300)	205,000

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

The Company accounts for income taxes in accordance with the Income Tax topic of the FASB ASC, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

•

Differences in calculating Joint Venture Profits (Losses);

•

Differences in calculating non-controlling interest Gains;

•

Differences in calculating Gain on the dilution of Joint Ventures;

•

Differences resulting from installment sales;

•

Differences in timing of deduction for stock based compensation: and,

•

Tax loss carry forwards.

The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax asset - current		$ -
Deferred tax asset – non current	4,671,300	4,355,600
Total deferred tax asset	4,671,300	4,355,600
Deferred tax liability - current	-	(1,802,400)
Deferred tax liability – non current	-	-
Total deferred tax liability	-	(1,802,400)

Current deferred tax asset (liability)		(1,802,400)
Non current deferred tax asset (liability)	4,671,300	4,355,600
Net deferred tax asset (liability)	$ 4,671,300	2,553,200

Valuation allowance	(2,923,600)	(2,930,100)

Net deferred tax asset (liability)	$ 1,747,700	$ (376,900)

The Income Tax topic of the FASB ASC specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The valuation allowance increased $6,500 and $853,900 during the years ended December 31, 2009 and 2008, respectively, based upon management’s expectation of future taxable income.  The Company will continue to assess the valuation allowance to the extent it is determined that such allowance is no longer required; the tax benefit of the net deferred tax asset will be recognized in the future.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	December 31, 2009	December 31, 2008
Statutory U.S. Federal tax (benefit) rate	(35.00)%	35.00%
Statutory Mexico tax (benefit) rate	(30.00)%	(30.00)%

Valuation allowance U.S. Tax (benefit)
Valuation allowance Mexico Tax (benefit)	30.00%	30.00%
Effective income tax rate	35.00%	(35.00)%

Net operating losses (“NOL”) generated in Mexico may only be used to offset income generated in Mexico.  The Company generated NOL’s in Mexico of approximately $9,745,393 with an estimated tax benefit of $2,923,600.  Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiary at December 31, 2009.

The Income tax returns for 2007 in both the United States and Mexico are under examination by the taxing authorities.  The unofficial result of the United States audit has resulted in an increase in income, which has been mitigated by the use of a net operating loss carry back from 2008.  That loss carry back amount is not reflected in the deferred tax asset listed above.

As of December 31, 2009, the Company had federal net operating loss carry forwards of $3,355,400 that can be deducted against future taxable income.  These tax carry forward amounts expire as follows:

December 31, 2028	$ 2,476,800
December 31, 2029	878,600
Total	$ 3,355,400

Note 7.

Note Payable

On July 30, 2008 a non-related party loaned the Company a total of $500,000. The note bears interest at 180% per year, is due and payable on or before October 1, 2008. The loan was secured by two million shares of stock in Tara Minerals as collateral. The Company defaulted on the Note by failing to pay the face amount of the note of $650,000 on or before October 1, 2008. The Company and the lender engaged in litigation and on May 28, 2009 reached a settlement agreement where the Company agreed to transfer ownership of 900,000 shares of Paramount Gold and Silver Mining Corp common stock (PZG) with a value of $648,000 and the Company recognized a $2,000 gain and the litigation was dismissed. The Company and the non-related party dismissed the litigation and agreed to pay its own costs and fees and settle all outstanding claims they have made or could have made against the other party and the non-related party waived any claims relating to the note and pledged collateral.

Note 8.

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

Note 9.

Payments from Joint Venture Partners for Options to Purchase Mining Properties

	December 31,	December 31,
Property	2009	2008
La Currita	$ -	$ 250,000
	$ -	$ 250,000

As noted in Note 3 above, the Company has entered into an agreement on mining concessions to sell percentage interests.  Until all payments in accordance with each agreement was made and our joint venture partners had earned their full right to the property, or they triggered default in which we could record all funds as Gain on Dissolution of Joint Venture, we recorded the funds received as part of the “Payments received from joint venture partners for options to purchase interests in mining properties”.

As of December 31, 2009 the Company did not have any deferred gain due to these agreements.

Note 10.

Balances and transactions with related parties

In June 2009, Tara Minerals entered into a convertible debt agreement with the Company for $1,695,000, with principle and interest due June 30, 2011.  Interest is prime rate plus 3.25% and calculated on a 365-day year.  This debt was converted into Tara Minerals common stock on December 31, 2009.

Balances with related parties are as follows:

	December 31,	December 31,
	2009	2008
Due from (to) related parties	$ 354,247	$ 51,837
Loans from officers	-	(70,000)
Due from (to) related parties	$ 354,247	$ (18,163)

As of December 31, 2009, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

Temporary loans from officers totaling $70,000 were paid in cash

The remaining change due to related parties is primarily due to officers of the Company and Amermin having reimbursable expenses to the Company that were not remitted to the officers and changed into a loan at period end or accrued compensation.

In January 2007, Amermin made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed as part of the Don Roman Groupings. These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At December 31, 2009, Amermin has paid the original note holder in full but AMM has not paid Amermin. At December 31, 2009, this is an intercompany transaction that was eliminated during the consolidation of the Company’s financials, and it included:

- Pilar mining concession:  $530,790 (inclusive of valued added tax)

- Don Roman concession:  $210,000

In June 2009, Tara Minerals borrowed $1,695,000 from Tara Gold.  The loan bore interest at the prime rate plus 3.25%.  On December 31, 2009 Tara Gold converted the amounts loaned to Tara Minerals, plus accrued interest of $55,088, into 8,750,440 shares of Tara Minerals’ common stock.

In June, 2009 Tara Minerals acquired the Picacho claims for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June, 2009.  The $575,000 paid in June 2009 was borrowed from Tara Gold.  In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $200,000 towards this note.  This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

As of December 31, 2009 the Company had loaned Tara Minerals $1,310,000 and it is due on demand. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

As of December 8, 2010, Tara Gold owned 75% of the outstanding shares of Tara Minerals Corp.

As of December 8, 2010, Tara Minerals owned 90% of the outstanding common stock of Adit Resources.

As of December 31, 2008, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

Officer loans totaling $190,000 were converted to common stock.

▪

Officer loans totaling $65,000 were paid in cash.

▪

Temporary loans from officers totaling $70,000 were received.

The remaining change due to related parties is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers, changed into a loan at period end or accrued compensation.

Directors and officers of the Company provided consulting services to the Company, of $300,000 and $372,000 for the year ended December 31, 2009 and 2008, respectively.

The Company issued 200,000 shares of common stock or $260,000 and 400,000 shares of common stock or $137,504 for services to related parties for the year ended December 31, 2009 and 2008, respectively.

All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount.

Note 10.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Total due from related parties	$ 354,247	$ 354,247	$ -	$ -

Liabilities:
Total long term accrued liabilities	$ 989,067	$ 989,067	$ -	$ -
Total notes payable	$ 7,274,399	$ 7,274,399	$ -	$ -

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total due to related parties	$ 18,163	$ 18,163	$ -	$ -
Total long term accrued liabilities	1,262,988	1,262,988	-	-
Total notes payable	8,669,651	8,669,651	-	-
Total	$ 9,950,802	$ 9,950,802	$ -	$ -

Note 11.

Commitments and contingencies

The Company leases corporate offices in Chihuahua, Mexico.  The lease contains yearly renewal options which the Company has exercised.

Note 12.

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

As of December 31, 2006, the Company had 83,938,452 shares of common stock issued and outstanding.

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

As of December 31, 2007, the Company had 95,015,952 shares of common stock issued and outstanding.

During the year ended December 31, 2008, the Company had the following stock transactions:

•

issued 5,654,167 shares of common stock for $190,000 of debt;

•

issued 175,000 shares for services rendered worth $67,004;

•

issued 300,000 shares of common stock for stock bonuses worth $126,000; and,

•

issued 850,000 shares of common stock for settlement expenses $315,000 and payment of note payable $27,200.

As of December 31, 2008, the Company had 101,995,119 shares of common stock issued and outstanding.

During the year ended December 31, 2009, the Company had the following stock transactions:

•

issued 800,000 shares for services rendered worth $1,041,000

As of December 31, 2009, the Company had 102,795,119 shares of common stock issued and outstanding.

Stock Options

On February 1, 2007, Tara Minerals adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

Tara Minerals’ 2007 stock option plans, which are shareholder approved, permit the grant of share options and shares to its officers for up to 1,000,000 shares of common stock with an exercise price of $0.05 to two of the Tara Minerals’ officers for compensation which expire February 1, 2012 (as modified in January 2010). The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from Tara Minerals’ traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The value of the options was charged against operating expense.

2007
Expected volatility	163.90%
Weighted-average volatility	163.90%
Expected dividends	0
Expected term (in years)	2.7
Risk-free rate	4.92%

A summary of option activity under the Plan as of December 31, 2009 and October 31, 2008, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,000,000
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009 and October 31, 2008	1,000,000	$ 0.05	2.7	$ 1,164,173
Exercisable at December 31, 2009 and October 31, 2008	1,000,000	$ 0.05	2.7	$ 1,164,173

There were no options granted in 2009 or 2008. All options were vested as of December 31, 2007.

Note 13.

Organization of Adit Resources Corp. and Purchase of American Copper Mining, S.A. de C.V.

In June 2009, the Company’s subsidiary Tara Minerals organized Adit, a Nevada corporation, for the sole purpose of purchasing ACM, which also occurred in June 2009.

ACM owns properties which are in the same general area as the properties owned by the Company’s AMM subsidiary.  Effective June 2009, the Company, through Adit, purchased 99.9% of ACM’s common stock for approximately $3,800.  The purpose of purchasing ACM allows the Company to invest in other mining opportunities outside of the original purview of AMM.

As of the date of purchase, ACM was virtually dormant.  Also at the date of purchase, ACM was controlled by the President of the Company’s Mexico division, but not the Company’s CEO in the United States nor did the Company have risk of loss for any transactions conducted by ACM prior to the purchase.  The Company had accounted for previous transactions with ACM as related party transactions, which eliminated in consolidation at the date of purchase.

The Company has calculated the fair value of the assets purchased and liabilities assumed as follows:

Assets	June 2009
Cash	$ 2,037
Due from related parties and value added tax	1,989
Liabilities
Due to related parties	(12,296)
Fair market value of net identifiable assets	(8,270)
Less: Purchase price of 99.9% of outstanding common stock	(3,758)
Value of assigned goodwill	$ 12,028

We have finalized this transaction and did not identify any intangible items which qualify for separate disclosure and accounting apart from goodwill.

Note 14.

Non-controlling interest

As of December 31, 2008 Tara Minerals had received $2,540,500 from the sale of 5,081,000 shares of Tara Minerals’ common stock subscribed under a private placement with independent third parties, $600,000 for 1,200,000 shares for equipment and $773,500 for 1,629,167 shares of common stock with warrants attached. In June 2008, Tara Minerals Corp. settled a claim against a former vendor. The settlement agreement called for the return and cancellation of 1,5000,000 shares of its common stock, valued at $750,000 issued in 2007, as payment in full of the Tara Minerals claim. At December 31, 2008 these shares represented 20.9% of the total common shares outstanding or subscribed for.

During the year ended December 31, 2009 Tara Minerals received $2,998,500 from the sale of 7,371,000 shares of its’ common stock under two different private placements to independent third parties, issued 1,200,000 shares for equipment  valued at $600,000 and sold $1,375,501 for 2,325,834 shares of common stock with warrants attached.  On October 2008, the Company purchased 2,147,750 shares of Tara Minerals from third parties with a value of $1,073,875 in exchange for 1,500,000 shares of Paramount. At December 31, 2009 these shares represented 19.9% of the total common shares outstanding or subscribed for.

In October 2009, the Company’s subsidiary, Adit initiated a private placement of Adit’s common stock for $0.75 per share up to $1,500,000.  As of December 31, 2009 Adit had received $1,499,451 from the sale of 1,999,268 shares of Adit common stock in this private placement.

At December 31, 2009 the total non-controlling interest, consisting of shares sold per the private placement, issued for services, compensation and technical data for Picacho represented 10% of the total common shares outstanding or subscribed for Adit.

	Non-controlling interest at December 31, 2009	Non-controlling interest at December 31, 2008
Tara Minerals:
Private placement	$ 2,540,500	$ 2,540,500
Equipment	600,000	600,000
Shares issued with warrants	1,375,500	773,500
Shares issued for services	353,976	-
Private placement with warrants	458,000	-
Shares acquired by the Company from a third party	(1,073,875)	-
Income statement pickup 2007	(350,258)	(350,258)
Income statement pickup 2008	(37,866)	(37,866)
Income statement pickup 2009	(801,071)	-
Adit:
Private placement	1,239,019	-
Shares issued for services	11,878	-
Share subscriptions	357,272	-
Total non-controlling interest	$ 4,673,075	$ 3,525,876

Note 15.

Subsequent Events

Subsequent to December 31, 2009, Tara Gold did not have stock transactions through December 8, 2010:

a.

Subsequent to December 31, 2009, Tara Minerals had the following stock transactions through December 8, 2010:

o

sold 1,681,911 shares of common stock for $1,551,543 in cash to third parties;

o

issued 100,000 shares of common stock valued at $156,900 for stock based compensation;

o

issued 2,172,678 shares of common stock valued at $4,321,110  for services rendered;

o

issued 437,500 shares of common stock valued at $984,375 for the Picacho Project.

b.

Subsequent to December 31, 2009, ADIT had the following stock transactions through December 8, 2010:

o

sold 347,309 shares of common stock for $260,482 in cash;

o

issued 320,000 shares of common stock valued at $240,000 for technical data; and

o

sold 34,860 shares of common stock valued at $26,145 for services rendered.

c.

Effective, January 1, 2010, the Mexican taxing authorities increased the effect tax rates for value added taxes from 15% to 16% and income taxes from 28% to 30%.

d.

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

e.

In July 2010, the Company entered into a joint venture agreement with third parties. The joint venture agreement provides that the third parties will contribute 100% of the mining rights to the concession, “Mina Godinez” and the Company will have the exclusive rights to manage, operate, explore and exploit the concession. The Company will pay for the construction of buildings, access roads, and any necessary improvements. The Company will also pay for the machinery and equipment required for the operation of the mine. Any machinery or equipment used for the development of the mine will remain the exclusive property of the Company. Once production starts, the Company will receive 60% of the profits form the mine until it is fully reimbursed for its costs. The Company will receive 40% of the profits thereafter. The Company, also has a first right of refusal to purchase the property. The joint venture agreement will expire in July 2020, at which time the joint venture will be liquidated and dissolved. As of December 8, 2010, no costs have been incurred.

f.

In September 2010, Tara Minerals signed an agreement to purchase three real estate properties and for a price of $1,000,000. In order to hold these properties Tara Minerals provided cash deposit of $60,000. Tara Minerals is obligated to pay all the expenses, fees and general expenditures relating to the sale, which expenses, up to a maximum of $500,000, are deductible from the sales price.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December, 2010.

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

December 8, 2010

/s/ Clifford A. Brown

Clifford A. Brown

Director

December 8, 2010

F-1