Form 10-Q
period 2010-03-31
TARA GOLD RESOURCES CORP.
filed 2010-12-23
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________.

COMMISSION FILE NUMBER   000-29595

TARA GOLD RESOURCES CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0316566
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2162 Acorn Court
Wheaton, IL	60189
(Address of principal executive office)	(Zip code)

Issuer's telephone number: (630) 462-2079

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes £ No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

As of December 23, 2010, the Company had 102,795,119 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDED MARCH 31, 2010

AND

THE PERIOD FROM INCEPTION (DECEMBER 5, 2000) THROUGH MARCH 31, 2010

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 926	$ 1,451
Other receivables, net of $424 and $374 of allowance as of March 31, 2010
and December 31, 2009, respectively	2,728	3,262
Due from related parties	412	354
Marketable securities	750	450
Other current assets	49	47
Total current assets	4,865	5,564

Property, equipment, and mine development, net of accumulated depreciation of
$160 and $111 as of March 31, 2010 and December 31, 2009, respectively	12,098	13,141
Construction in progress	-	2,163
Deferred tax asset	1,748	1,748
Goodwill	12	12
Total Assets	$ 18,723	$ 22,628

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,401	$ 1,143
Notes payable, current	542	1,106
Total current liabilities	1,943	2,249

Long-term payable value added taxes	483	989
Notes payable, long term	2,726	6,168
Total liabilities	5,152	9,406

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	103	103
Additional paid-in capital	12,175	12,175
Accumulated deficit during exploration stage	(9,728)	(3,293)
Other comprehensive loss	(291)	(436)
Total Tara Gold stockholders’ equity	2,259	8,549
Non-controlling interest	11,312	4,673
Total equity	13,571	13,222
Total liabilities and equity	$ 18,723	$ 22,628

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,		From inception December 5, 2000 to March 31,
	2010	2009	2010
Revenues:
Revenue from website development and software	$ -	$ -	$ 168
Sales	-	-	397
Total Revenues	-	-	565

Cost of revenue	-	-	101

Gross profit	-	-	464

Exploration expenses	1,603	27	5,921

Operating, general, and administrative expenses	7,287	407	24,087

Operating loss	(8,890)	(434)	(29,544)

Other income (expense):
Interest income	7	7	289
Interest expense	-	-	(760)
Settlement income	-	-	134
Loss on extinguishment of debt	-	-	(766)
Gain on deconsolidation of joint venture	-	-	8,661
Gain on sale of joint venture interest	-	-	3,112
Gain on dissolution of joint venture	-	-	9,163
Gain loss on disposal of assets	-	-	(399)
Gain on acquisition of mining concession	-	-	100
Realized loss on the sale of marketable securities	-	-	(4,604)
Gain on sale of net cash flow interest	-	-	197
Other income	263	24	729
	270	31	15,856

Non-controlling interest	2,185	34	3,679

Loss before income taxes	(6,435)	(369)	(10,009)
Income tax benefit, net	-	-	(1,302)
Loss from continuing operations	(6,435)	(369)	(8,707)

Discontinued operations:
Income from operations of discontinued oil properties (including loss on disposal of $7,679)	-	-	17
Loss from operations of La Escuadra	-	-	(1,038)

Net loss	(6,435)	(369)	(9,728)

Other comprehensive loss:
Foreign currency translation gain (loss)	42	(101)	(394)
Unrealized gain, net on marketable securities	103	-	103

Comprehensive loss	$ (6,290)	$ (470)	$ (10,019)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

 (CONTINUED)

	Three Months Ended March 31,		From inception December 5, 2000 to March 31,
	2010	2009	2010

Net (loss) income per share – basic and diluted	$ (0.06)	$ (0.00)

Weighted Average Number of Common Shares Outstanding – basic and diluted	102,795,119	101,995,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months		From inception
	Ended March 31,		December 5, 2000
	2010	2009	to Mar. 31, 2010
Cash flows from operating activities:
Net loss	$ (6,435)	$ (369)	$ (9,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	7	468
Allowance for doubtful accounts	51	(6)	421
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,666)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	-	(8,688)
Loss on extinguishment of debt, net	-	-	746
(Gain) loss on disposal of oil & gas properties	-	-	8
Deferred tax (asset) liability	-	-	(1,748)
Non-controlling interest in net (loss)	(2,185)	(34)	(3,674)
Amortization of beneficial conversion	-	-	361
Loss on the disposal of assets	-	-	218
Realized loss on marketable securities	-	-	4,604
Subsidiaries’ stock based compensation and stock bonuses	3.563	-	4.857
Exploration expenses paid with stock payable of subsidiaries	1,224	-	1,224
Common stock of subsidiary issued for services	2,936	-	3,910
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Loss on discontinued operations	-	-	993
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	-	(197)
Changes in operating assets and liabilities:
Other receivables	(204)	374	(1,141)
Prepaid expenses	-	-	2
Other current assets	(2)	4	(61)
Accounts payable and accrued expenses	258	(151)	1,812
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(743)	(175)	(15,068)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended March 31,		From inception December 5, 2000
	2010	2009	to Mar. 31, 2010
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Purchase of mining equipment and furniture and fixtures	(129)	(2)	(441)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	-	6,682
Proceeds from the sale of assets	-	-	384
Purchase of mining concession	(25)	(6)	189
Deposits	-	-	(738)
Payment for construction in progress	-	(24)	(2,248)
Proceeds from note receivable payments	-	-	(7)
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	-	2
Business acquisition goodwill	-	-	(4)
Cash in discontinued operations	-	-	(3)
Net cash used by in investing activities	(154)	(32)	3,374

Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	(22)
Payments toward short term convertible debt	-	-	72
Payments toward notes payable	(712)	(30)	(10,728)
Change in due to/from related parties, net	(58)	17	339
Non-controlling interest in net assets of consolidated subsidiaries	1,100	115	7,689
Payments from joint venture partners	-	-	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common Stock issued for cash	-	-	5,753
Net cash used by financing activities	330	102	13,014

Effect of exchange rate changes on cash	42	(101)	(394)

Cash and cash equivalents:
Net increase for the period	(525)	(206)	926

Beginning of the period	1,451	264	-

End of period	$ 926	$ 58	$ 926

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended March 31,		From inception December 5, 2000 to March 31,
	2010	2009	2010
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 25	$ 6	$ 838
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ -	$ -	$ 782
Share receivable for debt	$ -	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share
receivable for services	$ -	$ -	$ 35
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ -	$ -	$ 22,821
Reduction of debt due to reduction of mining concession
purchase price	$ (3,324)	$ -	$ (3,324)
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ -	$ 359
Recoverable value-added taxes	$ (509)	$ -	$ 2,129
Purchase of La Escuadra with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ -	$ -	$ 2,301
Equipment financed through debt	$ -	$ -	$ 167
Unrealized (gain)/loss in investments, available for sale	$ 103	$ -	$ 10,751
Accrued and capitalized interest	$ 15	$ 67	$ 296
Construction in progress reclassified to property, plant and equipment.	$ 2,163	$ -	$ 2,163

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA gold resources corp. AND SUBSIDIARIES

 (An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

          Nature of Business and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2010 and December 31, 2009, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. The Company owns 100% of the common stock of Corporacion Amermin, S.A. de C.V. In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”). Tara Minerals organized Adit Resources (“Adit”) in June 2009 and owns 91% of the common stock as of March 31, 2010. Adit in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006; ACM operates in Mexico and was purchased in June 2009.  Corporacion Amermin and AMM are Mexican corporations. As of March 31, 2010 and December 31, 2009 the Company owned 75% and 80%, respectively, of the outstanding shares of Tara Minerals.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships. All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice. At March 31, 2010 the Company has no joint ventures or VIEs.

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiaries are as follows for the three months ended March 31, 2010 and 2009 (denoted in Mexican pesos per one U.S. dollar):

2010
Current exchange rate at March 31,	Ps. 12.4145
Weighted average exchange rate for the three months ended March 31,	Ps. 12.7873

2009
Current exchange rate at March 31,	Ps. 14.3855
Weighted average exchange rate for the three months ended March 31,	Ps. 14.3725

Allowance for doubtful accounts

Each period the Company analyzes its receivables for collectability.  When a receivable is determined to not be collectible the receivable is allowed for until there is assurance of its collection or that a write off is necessary.  At March 31, 2010 and December 31, 2009 the Company has allowed $424,197 and $374,116 relating to other receivables, since it was determined that the Mexican government may not allow the complete refund of value added taxes (“VAT”) previously paid by the Company

Mexican Income Tax Rates: Recoverable Value Added Taxes (IVA) and Income Tax (ISR)

Effective January 1, 2010 the Mexican government increased Impuesto al Valor Agregado taxes (IVA) from 15% to 16% and Impuesto Sobre la Renta (ISR) from 28% to 30%. These financial statements reflect these increases.

Reclassification

Certain reclassifications reported in prior records, which have no effect on net loss, have been adjusted to conform to the current presentation.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash equivalents at March 31, 2010 and December 31, 2009.

All investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $750,000 and $450,000 in marketable securities at March 31, 2010 and December 31, 2009, respectively.  These marketable securities had a cost basis of $646,875 and $450,000 as of March 31, 2010 and December 31, 2009, respectively. In accordance with the Comprehensive Income topic of the FASB ASC, the Company has accounted for unrealized gain (loss) as a component of other comprehensive income. An unrealized gain of $103,125 and $617,772 was recorded in other comprehensive income for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company had one bank account and two bank accounts in excess of $250,000, as of March 31, 2010 and December 31, 2009, respectively.  The Company has not experienced any losses in these accounts.

Recent Accounting Pronouncements

Adopted

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

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Issued

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not have, or are not believed by management will have, a material impact on the Company’s present or future consolidated financial statements.

Note 2.

  Property, plant, equipment, mine development and land

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions (a):
La Currita	1,253,439	1,253,439
Las Minitas	2,306,684	2,292,428
Pilar	728,313	728,313
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Picacho	1,250,000	4,564,331
Centenario	1,919,282	1,905,472
Las Brisas	3,134	3,134
Mezquite and Mariana	166,440	166,599
Auriferos	100,000	100,000
Pirita	246,455	245,270
Picacho Fractions	206,719	206,719
Mining concessions	8,802,205	12,087,444

Property, plant and equipment (b)	3,436,213	1,144,834
	12,258,008	13,251,868
Less – accumulated depreciation	(160,380)	(111,280)
	$ 12,097,628	$ 13,140,588

a.

Mining Concessions

Mining concessions as of March 31, 2010 are as follows:

i)

In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”.  The effective purchase price of the properties is $2,663,913.

As of March 31, 2010, the resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$ 22,500
2012	1,909,281
$ 1,931,781

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $2,150,000 have been discounted using the incremental borrowing rate of 3.56%. As of March 31, 2010, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,750,000	$ 302,500	$ 2,052,500
Imputed interest	(120,719)	-	(120,719)
Present value of debt	1,629,281	302,500	1,931,781
Less: current portion	-	(22,500)	(22,500)
	$ 1,629,281,	$ 280,000	$ 1,909,281

In addition to the $2,150,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the agreement signed in April 2007 this payment could not be applicable to the purchase price.  Accordingly, the effective purchase price of the properties is $2,663,913.

No payments were made after February 2008 and as of December 23, 2010, the Company is actively working with the note holder to renegotiate the agreement.

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $103,490.

ii)

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

In March 2010, Adit, on behalf of ACM, and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $508,814. At March 31, 2010 the amended purchase price had been paid in full.

In March 2010, Adit purchased technical data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of Tara Minerals’ common stock and 320,000 shares of Adit’s common stock. The technical data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of March 31, 2010 the Picacho Prospect did not have any proven reserves.  As such, the information purchased was considered research and development pertaining to a developing mine and in accordance with the ASC Research and Development (R&D) Topic - R&D is expensed when incurred. The parties agreed that the value of the stock for the technical data was $2.25 per share for Adit stock and $4.00 per share for the Tara Minerals’ common stock.  Tara Minerals has accounted for the shares at their fair market value as follows:  320,000 shares of Adit’s common stock were valued at $0.75 per share, and 437,500 shares of Tara Minerals’ common stock were valued at $2.25 per share.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2010.

iii)

In November 2008, Tara Minerals acquired eight mining concessions, known as “Centenario”. The acquisition price of the property, as amended, was $1,675,044, plus $266,001 of value added tax.

The resulting debt payments schedule, including applicable value added tax, is as follow:

2010	$ 251,874
2011	551,673
2012	698,474
$ 1,502,021

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $1,675,044 have been discounted using the incremental borrowing rate of 2.97%. As of March 31, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(80,717)	-	(80,717)
Present value of debt	1,283,712	218,309	1,502,021
Less: current portion	(211,874)	(40,000)	(251,874)
	$ 1,071,838	$ 178,309	$ 1,250,147

iv)

In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value added taxes of $25,907 owed to a third party.

The remaining debt payment schedule, including applicable value added tax, is as follow:

2010	$ 27,818
2011	117,171
$ 144,989

In accordance with the Interest Expense topic of FASB, the future payments of the total payment amount of $190,000 have been discounted using the incremental borrowing rate of 2.97%. As of March 31, 2010, the present value of future payments on the Mariana and Mezquite contract is as follows:

	Debt	IVA	Total
Future payments	$129,310	$20,690	$150,000
Imputed interest	(5,011)	-	(5,011)
Present value of debt	124,299	20,690	144,989
Less: current portion	(23,644)	(4,174)	(27,818)
	$100,655	$16,516	$117,171

Due to the purchase of Amermin 3% non-controlling interest, the valuation of the mining concession increased by $7,358.

As of December 23, 2010 the Company is in negotiations to amend to its agreements with all vendors relating to Mariana and Mesquite Prospect.

v)

In June 2009, Tara Minerals acquired the rights to three mining concessions, known as “Pirita”. The properties were purchased for $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$112,962
2011	57,493
$170,455

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $200,000 have been discounted using the incremental borrowing rate of 2.76%. As of March 31, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$150,000	$24,000	$174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	146,455	24,000	170,455
Less: current portion	(96,962)	(16,000)	(112,962)
	$49,493	$8,000	$57,493

b) Other Fixed Assets

During the first quarter of 2010, Tara Minerals and it subsidiaries purchased equipment and other fixed assets in the normal course of business and finished the construction of the plant at the Don Roman mine.

Note 3.

Balances and transactions with related parties

Balances with related parties are as follows:

	March 31, 2010	December 31, 2009
Due from (to) related parties	$ 411,899	$ 354,247

As of March 31, 2010, Tara Gold paid all the loans from officers and Tara Minerals paid bonuses to its officers.

All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount.

As of March 31, 2010 the Company loaned Tara Minerals $1,220,000.  There are no terms to this intercompany payable and it is due on demand of the parent. This is an intercompany transaction that eliminates during the consolidation of these financial statements.

In March 2010, Adit acquired Technical Data pertaining to the Picacho Prospect, mentioned in Note 2 (ii) above. Adit paid for the Tara Minerals shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $1.00 of principal and interest converted. This is an intercompany transaction that eliminates during the consolidation of these financial statements.

Note 4.

Stockholders’ Equity

The authorized common stock of the Company consists of 150,000,000 shares of common shares with par value of $0.001.

In the first quarter of 2010, the Company did not issued shares of common stock.

Net loss per common share

Net loss per share is calculated in accordance with the Earnings Per Share Topic of FASB ASC.  The weighted average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised, such as options, warrants and convertible debt.

At March 31, 2010, the Company had a net loss resulting in no dilution of any common stock equivalents.

Note 5.

Non-controlling Interest

During the three months ended March 31, 2010 Tara Minerals issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

100,000 shares for officer bonuses valued at $157,000;

•

1,372,944 shares issued for Investor Relations and other services valued at $2,915,060; and

•

921,776 shares issued for cash and with warrants attached valued at $818,340 (inclusive of 81,053 shares for $162,106 in association with the March 2010 Private Placement).

Tara Minerals stock payable at March 31, 2010 was $1,005,578 for 437,500 shares.

During the three months ended March 31, 2010 Adit issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

347,309 shares for cash $260,482

Adit’s stock payable at March 31, 2010 increased by:

•

320,000 shares valued at $240,000 for the purchase of Technical Data relating to Picacho; and,

•

Engaged services for $21,083 which increased subscribed stock for 28,110 shares.

	Non-controlling interest at March 31, 2010	Non-controlling interest at December 31, 2009
Tara Minerals:
January 2007 private placement	$ 2,540,500	$ 2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	2,031,734	1,375,500
Shares issued for services and bonuses	3,426,036	353,976
March 2009 private placement	458,000	458,000
March 2010 private placement	162,106	-
Shares acquired by the Company from a third party	(1,073,875)	(1,073,875)
Cumulative statement of operations pickup through December 31, 2009	(1,189,195)	(1,189,195)
Statement of operations pickup 2010	(2,184,583)	-
Warrants and options to third parties (see footnote 6)	3,405,967	-
Share subscriptions	1,005,578	-
Adit:
July 2009 private placement	1,499,500	1,239,018
Finder’s fees	11,879	11,879
Share subscriptions	618,275	357,272
ACM:
Non-controlling interest	4	-
Total non-controlling interest	$ 11,311,926	$ 4,673,075

Note 6.

Options and Warrants

On February 1, 2007, Tara Minerals adopted the following stock option plans:

•

Incentive Stock Option Plan (for up to 1,000,000 shares)

•

Nonqualified Stock Option Plan (for up to 3,000,000 shares, as amended)

•

Stock Bonus Plan (for up to 750,000 shares)

In July 2008, Tara Minerals filed a registration statement on Form S-8 to register the shares issuable upon the exercise of Incentive Stock and Nonqualified Stock Option as well as any shares that may be issued pursuant to the Stock Bonus Plan.

In February 2007, Tara Minerals granted 1,000,000 options under its Nonqualified Stock Option Plan for 1,000,000 shares of common stock with an exercise price of $0.05 to two of Tara Minerals’ officers for compensation which originally expired February 1, 2010.  In January 2010, the expiration date of these options was extended to February 2012.  In the first quarter of 2010, the Company recognized an additional $889,031 in stock compensation associated with the extension of the expiration date.

In January 2010, Tara Minerals granted 750,000 options under it Incentive Stock Option Plan for 750,000 shares of common stock with an exercise price of $1.57 to two of Tara Minerals’ officers for compensation.  These options vest at various times until January 2017 and begin expiring at various times beginning January 2015.  The vested amount of these options was valued at $182,735.

In January 2010, Tara Minerals granted 1,250,000 options under it Nonqualified Stock Option Plan for 1,250,000 shares of common stock with an exercise price of $0.05 to three of Tara Minerals’ officers for compensation.  These options vested immediately and expire January 2015.  These options were valued at $2,334,201.

Warrants issued in relation to investment relation agreements vest at various rates starting in the second quarter of 2010.

The fair value of each option/warrant award discussed above is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from Tara Minerals’ traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option/warrant agreements and represents the period of time that management anticipates option/warrants granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2010
Expected volatility	208.37% - 208.85%
Weighted-average volatility	208.64%
Expected dividends	0
Expected term (in years)	0.75 – 3
Risk-free rate	0.3% - 1.57%

A summary of option activity under the Plan as of March 31, 2010, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	2,450,000	0.97
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	3,450,000	$ 0.26	4.0	$ 6,135,000
Exercisable at March 31, 2010	2,625,000	$ 0.26	4.0	$ 5,585,000

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,450,000	1.50
Vested	(1,625,000)	1.52
Forfeited	-	-
Nonvested at March 31, 2010	825,000	$ 1.50

A summary of warrant activity as of March 31, 2010, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65	*
Granted	1,250,000	2.08
Exercised	(2,382,833)	0.70
Forfeited or expired	-	-
Outstanding at March 31, 2010	2,089,667	$ 0.86	1.0	$ 3,645,967
Exercisable at March 31, 2010	839,667	$ 0.65	1.0	$ 1,343,467

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	1,250,000	2.14
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2010	1,250,000	$ 2.14

Note 7.

Fair Value

The Company's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$ 750,000	$ -	$ -	$ 750,000
Total due from related parties	411,899	411,899	-	-
Total	$ 1,161,899	$ 411,899	$ -	$750,000

Liabilities:
Total notes payable	$ 3,268,613	$ 3,268,613	$ -	$ -

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities		$ 450,000	$ -	$ -	$ 450,000
Total due from related parties	354,247	354,247	-	-
Total		$ 804,247	$ 354,247	$ -	$450,000

Liabilities:
Total notes payable	$ 7,274,399	$ 7,274,399	$ -	$ -

Note 8.

Subsequent Events

a.

Subsequent to March 31, 2010, Tara Minerals had the following stock transactions:

o

issued 1,275,869 shares of common stock for $836,203 in cash;

o

issued 806,120 shares of common stock for services rendered, valued at $1,434,760 and

o

issued 437,500 shares of common stock for Technical Data relating to Picacho, valued at $987,375.

b.

Subsequent to March 31, 2010, Adit had the following stock transactions:

o

issued 320,000 shares of common stock for Technical Data relating to Picacho, valued at $240,000 (subscribed at 3/31/10) and

o

subscribed 6,750 shares of common stock for services rendered, valued at $5,063.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the three months ended March 31, 2010, Tara Gold’s operations used approximately $743,000 in cash.  During this same period Tara Gold paid approximately the following for investing and financing activities as reported on the statement of cash flows:

•

$129,000 for mining equipment, furniture and fixtures,

•

$25,000 toward the purchase price of mining concessions,

•

$712,000 toward notes payable and

•

$1,100,000 in the sale of subsidiary stock (for non-controlling interest).

During the three months ended March 31, 2009, Tara Gold’s operations used approximately $175,000 in cash.  During this same period Tara Gold paid approximately the following for investing and financing activities as reported on the statement of cash flows:

•

$2,000 for mining equipment, furniture and fixtures,

•

$6,000 toward the purchase price of mining concessions,

•

$24,000 toward construction in progress,

•

$30,000 toward notes payable and

•

$115,000 in the sale of subsidiary stock (for non-controlling interest).

Tara Gold satisfied its cash requirements for the three months ended March 31, 2010 and 2009 with cash on hand at the beginning of these periods.

Tara Gold anticipates that its capital requirements for the twelve months ending December 23, 2011 will be:

Property payments and taxes – Pirita property	170,455
Exploration and Development – Don Roman Groupings	1,000,000
Exploration and Development - Picacho Prospect	500,000
Exploration and Development – Centenario	300,000
Property payments and taxes – Centenario	803,547
Property payments and taxes – Mariana and Mezquite	144,989
Property payments and taxes – Las Minitas	147,871
Exploration and Development – Godinez Joint Venture	200,000
General and administrative expenses	500,000
Total	$ 3,766,862

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

ITEM 4T.   CONTROLS AND PROCEDURES

Francis R. Biscan, Jr., the Company’s President and Chief Executive Officer, and David A. Bizzaro, the Company’s Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company’s disclosure controls and procedures were ineffective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 7, 2010 an administrative law judge issued an Initial Decision revoking Tara Gold’s registration of its common stock.   On September 24, 2010 Tara Gold filed a Petition to Review the decision of the administrative law judge. On September 30, 2010 the Commission granted Tara Gold’s Petition for Review.  On November 1, 2010 Tara Gold filed a brief in support of its petition with the Commission.   As all briefs and replies were filed on December 15, 2010, the Commission now will decide if Tara Gold’s registration pursuant to Section 12(j) of the Exchange Act should be revoked.

Other than the foregoing, Tara Gold is not involved in any legal proceedings and Tara Gold does not know of any legal proceedings which are threatened or contemplated

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 4 to the financial statements included as part of this report lists the shares of the Company’s common stock which were issued during the three months ended March 31, 2010.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 4.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)

(1)

Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: December 23, 2010

By:  /s/ Francis Richard Biscan, Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: December 23, 2010

By:  /s/ David Bizzaro

David Bizzaro

Principal Financial and Accounting Officer