Form 10-Q
period 2010-06-30
TARA GOLD RESOURCES CORP.
filed 2011-01-03
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No ☑

As of December 30, 2010, the Company had 102,795,119 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE SIX MONTHS ENDED JUNE 30, 2010

AND

THE PERIOD FROM INCEPTION (DECEMBER 5, 2000) THROUGH JUNE 30, 2010

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 82	$ 1,451
Other receivables, net of $418 and $374 of allowance as of June 30, 2010
and December 31, 2009, respectively	2,778	3,262
Due from related parties	-	354
Marketable securities	700	450
Other current assets	91	47
Total current assets	3,651	5,564

Property, equipment, and mine development, net of accumulated depreciation of
$206 and $111 as of June 30, 2010 and December 31, 2009, respectively	12,230	13,141
Construction in progress	-	2,163
Deferred tax asset	1,748	1,748
Goodwill	12	12
Total assets	$ 17,641	$ 22,628

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,501	$ 1,143
Notes payable, current portion net of debt discount	1,141	1,106
Notes payable related party, current portion net of debt discount	25	-
Due to related parties, net	118	-
Total current liabilities	2,785	2,249

Long-term payable value added taxes	434	989
Notes payable, long term	2,438	6,168
Total liabilities	5,657	9,406

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	103	103
Additional paid-in capital	12,175	12,175
Accumulated deficit during exploration stage	(11,755)	(3,293)
Other comprehensive loss	(448)	(436)
Total Tara Gold stockholders’ equity	75	8,549
Non-controlling interest	11,909	4,673
Total equity	11,984	13,222
Total liabilities and equity	$ 17,641	$ 22,628

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From inception December 5, 2000 to
	2010	2009	2010	2009	June 30, 2010
Revenues:
Revenue from website development and software	$ -	$ -	$ -	$ -	$ 168
Sales	38	-	38	-	435
Total Revenues	38	-	38	-	603

Cost of revenue	147	-	147	-	248

Goss profit	(109)	-	(109)	-	356

Exploration expenses	147	43	1,750	70	6,068

Operating, general, and administrative expenses	2,750	965	10,037	1,372	26,837

Operating loss	(3,005)	(1,008)	(11,895)	(1,442)	(32,549)

Other income (expense):
Interest income	6	7	13	14	295
Interest expense	(35)	(5)	(35)	(5)	(795)
Settlement income	-	-	-	-	134
Loss on extinguishment of debt	-	(1,097)	-	(1,097)	(766)
Gain on deconsolidation of joint venture	-	-	-	-	8,661
Gain on sale of joint venture interest	-	-	-	-	3,112
Gain on dissolution of joint venture	-	250	-	250	9,163
Gain loss on disposal of assets	-	-	-	-	(399)
Gain on acquisition of mining concessions	-	-	-	-	100
Realized loss on the sale of marketable securities	-	(1,681)	-	(1,681)	(4,604)
Gain on sale of net cash flow interest	-	-	-	-	197
Other income	-	1	263	25	729
	(29)	(2,525)	241	(2,494)	15,827

Non-controlling interest	1,007	154	3,192	188	4,686

Loss before income taxes	(2,027)	(3,379)	(8,462)	(3,748)	(12,036)
Income tax benefit, net	-	-	-	-	1,302
Loss income from continuing operations	(2,027)	(3,379)	(8,462)	(3,748)	(10,734)

Discontinued operations:
Income from operations of discontinued oil properties	-	-	-	-	17
(including loss on disposal of $7)
Loss from operations of La Escuadra	-	-	-	-	(1,038)

Net loss	(2,027)	(3,379)	(8,462)	(3,748)	(11,755)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(107)	231	(65)	130	(501)
Unrealized gain (loss), net on marketable securities	(50)	32	53	32	53

Comprehensive loss	$ (2,184)	$ (3,116)	$ (8,474)	$ (3,586)	$ (12,203)

Net (loss) income per share – basic and diluted	$ (0.02)	$ (0.03)	$ (0.08)	$ (0.04)

Weighted Average Number of Common Shares Outstanding – basic and diluted	102,795,119	102,007,618	102,795,119	102,007,618

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	For the Six Months		From inception
	Ended June 30,		December 5, 2000
	2010	2009	to June 30, 2010
Cash flows from operating activities:
Net loss	$ (8,462)	$ (3,748)	$ (11,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	15	513
Allowance for doubtful accounts	45	16	415
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	(250)	(8,688)
Loss on extinguishment of debt, net	-	1,097	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	-	-	(1,748)
Non-controlling interest in net (loss)	(3,192)	(188)	(4,686)
Amortization of beneficial conversion	32	-	393
Loss on the disposal of assets	-	-	218
Realized loss on marketable securities	-	1,681	4,604
Common stock of subsidiary issued for services	4,130	354	5,104
Subsidiaries’ stock based compensation and stock bonuses	3,642	-	4,936
Exploration expenses paid with stock of subsidiaries	1,224	-	1,224
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	-	(197)
Changes in operating assets and liabilities:
Other receivables	(248)	(137)	(1,185)
Prepaid expenses	-	-	2
Other current assets	(44)	55	(103)
Accounts payable and accrued expenses	299	(551)	1,853
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(2,479)	(1,656)	(16,804)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Six Months Ended		From inception
	June 30,		December 5, 2000
	2010	2009	to June 30, 2010
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Purchase of mining equipment and furniture and fixtures	(230)	(50)	(627)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	4,948	6,682
Proceeds from the sale of assets	-	-	384
Purchase of mining concession	(25)	(38)	189
Deposits	-	-	(738)
Payment for construction in progress	-	(464)	(2,163)
Proceeds from note receivable payments	-	-	(7)
Payments provided for notes receivable	-	(553)	-
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	-	2
Business acquisition goodwill	-	(4)	(4)
Cash in discontinued operations	-	2	(3)
Net cash used by in investing activities	(255)	3,841	3,273

Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	(22)
Payments toward short term convertible debt	-	-	72
Payments toward notes payable	(712)	(232)	(10,728)
Proceeds from notes payable, related party	50	-	50
Proceeds from notes payable	380	-	380
Change in due to/from related parties, net	472	(372)	869
Non-controlling interest in net assets of consolidated subsidiaries	1,240	461	7,829
Payments from joint venture partners	-	-	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common Stock issued for cash	-	-	5,753
Net cash used by financing activities	1,430	(143)	14,114

Effect of exchange rate changes on cash	(65)	130	(501)

Cash and cash equivalents:
Net increase for the period	(1,369)	2,172	82

Beginning of the period	1,451	264	-

End of period	$ 82	$ 2,436	$ 82

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Six Months Ended June 30,		From inception (December 5, 2000) to June 30,
	2010	2009	2010
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 25	$ 38	$ 838
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ -	$ -	$ 782
Share receivable for debt	$ -	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share receivable for services	$ -	$ -	$ 35
Purchase of mining concession paid by debt and issuance of stock and warrants	$ (3,324)	$ 3,414	$ 19,496
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ -	$ 359
Recoverable value-added taxes	$ (509)	$ 683	$ 2,129
Purchase of La Escuadra with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ -	$ -	$ 2,301
Equipment financed through debt	$ 60	$ -	$ 227
Unrealized (gain)/loss in investments, available for sale	$ 53	$ 32	$ 10,701
Accrued and capitalized interest	$ 31	$ -	$ 312
Construction in progress reclassified to property, plant and equipment.	$ 2,163	$ -	$ 2,163
Subsidiaries – Warrants with debt	$ 192	$ -	$ 192
Note receivable reclassified to Due from Related Party	$ -	$ 22	$ 22

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2010 and December 31, 2009, the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. The Company owns 100% of the common stock of Corporacion Amermin, S.A. de C.V. In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”). Tara Minerals organized Adit Resources (“Adit”) in June 2009 and owns 90% of the common stock as of June 30, 2010. Adit in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006; ACM operates in Mexico and was purchased in June 2009.  Corporacion Amermin and AMM are Mexican corporations. As of June 30, 2010 and December 31, 2009 the Company owned 75% and 80%, respectively, of the outstanding shares of Tara Minerals.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships. All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice. At June 30, 2010 the Company has no joint ventures or VIEs.

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiaries are as follows for the six months ended June 30, 2010 and 2009 (denoted in Mexican pesos per one U.S. dollar):

2010
Current exchange rate at June 30,	Ps. 12.8394
Weighted average exchange rate for the six months ended June 30,	Ps. 12.6732

2009
Current exchange rate at June 30,	Ps. 13.1812
Weighted average exchange rate for the six months ended June 30,	Ps. 13.8577

Allowance for doubtful accounts

Each period the Company analyzes its receivables for collectability.  When a receivable is determined to not be collectible the receivable is allowed for until there is assurance of its collection or that a write off is necessary.  At June 30, 2010 and December 31, 2009 the Company has allowed $418,440 and $374,116 relating to other receivables, since it was determined that the Mexican government may not allow the complete refund of value added taxes (“VAT”) previously paid by the Company

Mexican Income Tax Rates: Recoverable Value Added Taxes (IVA) and Income Tax (ISR)

Effective January 1, 2010 the Mexican government increased Impuesto al Valor Agregado taxes (IVA) from 15% to 16% and Impuesto Sobre la Renta (ISR) from 28% to 30%. These financial statements reflect these increases.

Reclassification

Certain reclassifications reported in prior records, which have no effect on net loss, have been adjusted to conform to the current presentation.  Specifically, certain items in the Operating Activities section of the Statement of Cash Flows have been reclassified between categories in the inception to date column for clearer presentation.

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

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash equivalents at June 30, 2010 and December 31, 2009.

All investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $700,000 and $450,000 in marketable securities at June 30, 2010 and December 31, 2009, respectively.  These marketable securities had a cost basis of $646,875 and $450,000 as of June 30, 2010 and December 31, 2009, respectively. In accordance with the Comprehensive Income topic of the FASB ASC, the Company has accounted for unrealized gain (loss) as a component of other comprehensive income. An unrealized gain of $53,125 and $617,772 was recorded in other comprehensive income for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company had zero bank accounts and three bank accounts in excess of $250,000, as of June 30, 2010 and December 31, 2009, respectively.  The Company has not experienced any losses in these accounts.

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

Note 2.

  Property, plant, equipment, mine development and land

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions (a):
La Currita	1,253,439	1,253,439
Las Minitas	2,321,227	2,292,428
Pilar	728,313	728,313
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Picacho	1,250,000	4,564,331
Centenario	1,919,282	1,905,472
Las Brisas	3,134	3,134
Mezquite and Mariana	167,360	166,599
Auriferos	100,000	100,000
Pirita	246,455	245,270
Picacho Fractions	206,719	206,719
Mining concessions	8,817,668	12,087,444

Property, plant and equipment (b)	3,597,940	1,144,834
	12,435,198	13,251,868
Less – accumulated depreciation	(206,112)	(111,280)
	$ 12,229,086	$ 13,140,588

a.

Mining Concessions

Mining concessions as of June 30, 2010 are as follows:

i)

In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”.  The effective purchase price of the properties is $2,663,913.

As of June 30, 2010, the resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$ 22,500
2012	1,923,823
$ 1,946,323

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $2,150,000 have been discounted using the incremental borrowing rate of 3.56%. As of June 30, 2010, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,750,000	$ 302,500	$ 2,052,500
Imputed interest	(106,177)	-	(106,177)
Present value of debt	1,643,823	302,500	1,946,323
Less: current portion	-	(22,500)	(22,500)
	$ 1,643,823	$ 280,000	$ 1,923,823

In addition to the $2,150,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the agreement signed in April 2007 this payment could not be applicable to the purchase price.  Accordingly, the effective purchase price of the properties is $2,663,913.

No payments were made after February 2008 and as of December 30, 2010, the Company is actively working with the note holder to renegotiate the agreement.

Due to the purchase of Amermin 3% non-controlling interest in 2007, the valuation of the mining concession increased by $103,490.

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

In March 2010, Adit, on behalf of ACM, and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $508,814. At June 30, 2010 the amended purchase price had been paid in full.

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
$ 1,502,021

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $1,675,044 have been discounted using the incremental borrowing rate of 2.97%. As of June 30, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(80,717)	-	(80,717)
Present value of debt	1,283,712	218,309	1,502,021
Less: current portion	(446,088)	(80,000)	(526,088)
	$ 837,624	$ 138,309	$ 975,933

iv)

In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value added taxes of $25,907 owed to a third party.

The remaining debt payment schedule, including applicable value added tax, is as follow:

2010	$ 28,452
2011	117,458
$ 145,910

In accordance with the Interest Expense topic of FASB, the future payments of the total payment amount of $190,000 have been discounted using the incremental borrowing rate of 2.97%. As of June 30, 2010, the present value of future payments on the Mariana and Mezquite contract is as follows:

	Debt	IVA	Total
Future payments	$ 129,310	$ 20,690	$ 150,000
Imputed interest	(4,090)	-	(4,090)
Present value of debt	125,220	20,690	145,910
Less: current portion	(53,510)	(9,043)	(62,553)
	$ 71,710	$ 11,647	$ 83,357

Due to the purchase of Amermin 3% non-controlling interest in 2007, the valuation of the mining concession increased by $7,358.

As of December 30, 2010 the Company was in negotiations to amend to its agreements with all vendors relating to Mariana and Mesquite Prospect.

v)

In June 2009, Tara Minerals acquired the rights to three mining concessions, known as “Pirita”. The properties were purchased for $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$84,477
2011	85,978
$170,455

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $200,000 have been discounted using the incremental borrowing rate of 2.76%. As of June 30, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 150,000	$ 24,000	$ 174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	146,455	24,000	170,455
Less: current portion	(121,625)	(20,000)	(141,625)
	$ 24,830	$ 4,000	$ 28,830

b) Other Fixed Assets

For the six months ended June 30, 2010, Tara Minerals and it subsidiaries purchased equipment and other fixed assets in the normal course of business and finished the construction of the plant at the Don Roman mine.

Note 3.

Notes Payable

During the six months ended June 30, 2010 various non-related parties loaned Tara Minerals a total of  $380,000. The notes bear interest at 10% per year, and are due and payable six months after the promissory note date. In December 2010, the Company elected to extend the notes to June 15, 2011.  The interest will increase to 12% from and after December 15, 2010. As further consideration for extending credit to Tara Minerals, each note holder received a warrant that entitles them to purchase 380,000 shares of Tara Minerals’ restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of June 30, 2010 the debt discount associated with the notes is $134,377 (see Note 7).

Note 4.

Balances and transactions with related parties

Balances with related parties are as follows:

	June 30, 2010	December 31, 2009
Due (to) from related parties	$ (117,649)	$ 354,247

As of June 30, 2010 the Company loaned Tara Minerals $1,497,500.  There are no terms to this intercompany payable and it is due on demand of the parent. This is an intercompany transaction that eliminates during the consolidation of these financial statements.

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

During the six months ended June 30, 2010 an officer of Tara Minerals loaned the Company $50,000. The note bears interest at 10% per year, and is due and payable on December 15, 2010. In December 2010, the company elected to extend this note to June 25, 2011.  The interest will increase to 12% beginning December 15, 2010. As further consideration for extending credit to Tara Minerals, the officer received a warrant that entitles him to purchase 50,000 shares of Tara Minerals’ restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of June 30, 2010 the debt discount associated with the notes is $25,244 (see Note 7).

All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount.

Note 5.

Stockholders’ Equity

The authorized common stock of the Company consists of 150,000,000 shares of common shares with par value of $0.001.

For the six months ended June 30, 2010, the Company did not issued shares of common stock.

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

At June 30, 2010, the Company had a net loss resulting in no dilution of any common stock equivalents.

Note 6.

Non-controlling Interest

During the six months ended June 30, 2010 Tara Minerals issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

100,000 shares for officer bonuses valued at $157,000;

•

1,432,944 shares issued for investor relations and other services valued at $3,048,860; and

•

1,559,445 shares issued for cash and with warrants attached valued at $1,919,543 (inclusive of 131,053 shares for $262,106 in association with the March 2010 Private Placement).

•

437,500 shares valued at $984,375 for exploration expenses, Technical Data relating to Picacho.

During the six months ended June 30, 2010 Adit issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

347,309 shares for cash $260,482

•

320,000 shares valued at $240,000 for exploration expenses, Technical Data relating to Picacho.

Adit’s stock payable at June 30, 2010 increased by:

•

Engaged services for $21,083 which increased subscribed stock for 28,110 shares.

	Non-controlling interest at June 30, 2010	Non-controlling interest at December 31, 2009
Tara Minerals:
January 2007 private placement	$ 2,540,500	$ 2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	2,093,437	1,375,500
Shares issued for services and bonuses	4,619,586	353,976
March 2009 private placement	458,000	458,000
March 2010 private placement	262,106	-
Shares acquired by the Company from a third party	(1,073,875)	(1,073,875)
Cumulative statement of operations pickup through December 31, 2009	(1,189,195)	(1,189,195)
Statement of operations pickup 2010	(2,900,971)	-
Exploration expenses paid	984,375	-
Warrants and options to third parties (see footnote 6)	3,676,586	-

Adit:
2009 private placement	1,499,500	1,239,018
Finder’s fees	11,879	11,879
Share subscriptions	378,275	357,272
Statement of operations pickup 2010	(291,154)	-
Exploration expenses paid with stock	240,000	-
ACM:
Non-controlling interest	4	-
Total non-controlling interest	$ 11,909,053	$ 4,673,075

Note 7.

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

In 2010, Tara Minerals granted 1,000,000 options for 1,000,000 shares of common stock for investor relations services with an exercise price of $2.15 a share, vesting throughout 2010 with a total value of $2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

Warrants issued in relation to investment relation agreements vest at various rates starting in the second quarter of 2010.

Warrants issued in relation to debt may be exercised at any time on or prior to June 15, 2013.

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

2010
Expected volatility	208.37% - 208.85%
Weighted-average volatility	208.64%
Expected dividends	0
Expected term (in years)	0.75 – 3
Risk-free rate	0.3% - 1.57%

A summary of option activity under the Plan as of June 30, 2010, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	3,450,000	0.97
Exercised	(20,000)	1.00
Forfeited or expired	(1,000,000)	0.05
Outstanding at June 30, 2010	3,430,000	$ 0.52	4.0	$ 4,532,200
Exercisable at June 30, 2010	2,655,000	$ 0.52	4.0	$ 4,401,200

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,450,000	1.50
Vested	(1,675,000)	1.52
Forfeited	-	-
Nonvested at June 30, 2010	775,000	$ 1.50

A summary of warrant activity as of June 30, 2010, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65	*
Granted	2,221,053	1.81
Exercised	(2,815,164)	1.09
Forfeited or expired	(500,000)	2.15
Outstanding at June 30, 2010	2,128,389	$ 1.42	1.0	$2,096,703
Exercisable at June 30, 2010	1,378,389	$ 0.65	1.0	$1,259,203

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,221,053	1.97
Vested	(971,053)	1.54
Forfeited	(500,000)	-
Nonvested at June 30, 2010	750,000	$ 1.17

Note 8.

Fair Value

The Company's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$ 700,000	$ -	$ -	$ 700,000

Total	$ 700,000	$ -	$ -	$ 700,000

Liabilities:
Total due from related parties	117,649	117,649	-	-
Notes payable	3,578,671	3,578,671
Total	$ 3,696,320	$ 3,696,320	$ -	$ -

Fair Value at June 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$ 450,000	$ -	$ -	$ 450,000
Total due from related parties	354,247	354,247	-	-

Total	$ 804,247	$ 354,247	$ -	$ 450,000

Liabilities:
Total notes payable	$ 7,274,399	$ 7,274,399	$ -	$ -

Note 9.

Subsequent Events

a.

Subsequent to June 30, 2010, Tara Minerals had the following stock transactions:

•

issued 1,218,200 shares of common stock for $775,000 in cash and

•

issued 101,120 shares of common stock for services rendered, valued at $140,710.

b.

Subsequent to June 30, 2010, Adit had the following stock transactions:

•

subscribed 6,750 shares of common stock for services rendered, valued at $5,063.

c.

In July 2010, AMM entered into a joint venture agreement with third parties (“the Associates”); where the Associates will contribute 100% of the mining rights of the concession, “Mina Godinez”, and give AMM exclusive rights to manage, operate, explore and exploit the mining lot. The Associates will maintain title of the property; AMM will incur all the costs of constructions, buildings, access roads, any necessary improvements, the adequate machinery and equipment for the development of the mine and it will be its obligation to pay any fees or taxes derived from the concession. Any machinery or equipment used for the development of the mine will remain the exclusive property of AMM. Once production starts, AMM will receive 60% of the earnings and profits until is fully reimbursed for the costs; after that and once the mine is self-sufficient AMM will get 40% of the earnings and profits. AMM, also have the 1st right to purchase the property if deemed profitable enough. The duration of this agreement is subject to a 10 years term.

d.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. For financial reporting purposes, the options were valued at $145,412.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the six months ended June 30, 2010, Tara Gold’s operations used approximately $2,480,000 in cash.  During this same period Tara Gold paid approximately the following for investing and financing activities as reported on the statement of cash flows:

•

$230,000 for mining equipment, furniture and fixtures,

•

$25,000 toward the purchase price of mining concessions,

•

$712,000 toward notes payable,

•

$430,000 proceeds from notes payable, and

•

$1,240,000 in the sale of subsidiary stock (for non-controlling interest).

During the six months ended June 30, 2009, Tara Gold’s operations used approximately $1,656,000 in cash.  During this same period Tara Gold paid approximately the following for investing and financing activities as reported on the statement of cash flows:

•

$50,000 for mining equipment, furniture and fixtures,

•

4,948,000 from the sale of investments,

•

$38,000 toward the purchase price of mining concessions,

•

$464,000 toward construction in progress,

•

$553,000 payment provided for notes receivable,

•

$232,000 toward notes payable and

•

$461,000 in the sale of subsidiary stock (for non-controlling interest).

Tara Gold satisfied its cash requirements for the six months ended June 30, 2010 and 2009 with cash on hand at the beginning of these periods.

Tara Gold anticipates that its capital requirements for the twelve months ending December 31, 2011 will be:

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

In the third quarter of 2010, the Company continued extracting Lead, Zinc, and Silver ore from its mine and stockpiling it for future processing at its processing plant. We are anticipating the results from the metallurgical testing early in January, which is currently being performed on mined material from El Sapo and other recently discovered structures at Don Roman, with the objective of improving recovery rates at the mill. Management has spent the last couple of months reviewing proposals from turn-key contract operators to run the Don Roman plant, at expanded capacity and improved recovery rates and believes we have found a preferred experienced team. At the same time, we have also been entertaining interest from potential Joint Venture Partners, who also have operational expertise. Site visits have taken place and others are being scheduled, along with other due diligence procedures. The company continues to maintain a very positive outlook for Don Roman and the surrounding properties and management is committed to resolve all operational issues in an expeditious manner. The Company believes that it is making steady progress towards consistent quality production of marketable concentrates and that both cash on hand and revenue from mining activities will satisfy its working capital needs for 2010.

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

On September 7, 2010 an administrative law judge issued an Initial Decision revoking Tara Gold’s registration of its common stock.   On September 24, 2010 Tara Gold filed a Petition to Review the decision of the administrative law judge. On September 30, 2010 the Commission granted Tara Gold’s Petition for Review.  On November 1, 2010 Tara Gold filed a brief in support of its petition with the Commission.   As all briefs and replies were filed on December 15, 2010. The Commission will now decide if Tara Gold’s registration pursuant to Section 12(j) of the Exchange Act should be revoked.

Other than the foregoing, Tara Gold is not involved in any legal proceedings and Tara Gold does not know of any legal proceedings which are threatened or contemplated

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

Dated: December 30, 2010

By: __/s/ Francis Richard Biscan, Jr._____

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: December 30, 2010

By: __/s/ David Bizzaro  ___________

David Bizzaro

Principal Financial and Accounting Officer