Form 10-Q
period 2010-09-30
TARA GOLD RESOURCES CORP.
filed 2011-01-14
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES     EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Yes  ☐   No ☑

As of January 13, 2011, the Company had 102,795,119 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2010

AND

THE PERIOD FROM INCEPTION (DECEMBER 5, 2000) THROUGH SEPTEMBER 30, 2010

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 213	$ 1,451
Other receivables, net of $443 and $374 of allowance as of September 30, 2010
and December 31, 2009, respectively	2,957	3,262
Due from related parties, net	-	354
Marketable securities	650	450
Other current assets	133	47
Total current assets	3,953	5,564

Property, equipment, and mine development, net of accumulated depreciation of
$280 and $111 as of September 30, 2010 and December 31, 2009, respectively	12,455	13,141
Construction in progress	-	2,163
Deposits	25	-
Deferred tax asset	1,748	1,748
Goodwill	12	12
Total assets	$ 18,193	$ 22,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,809	$ 1,143
Notes payable, current portion net of debt discount	1,270	1,106
Notes payable related party, current portion net of debt discount	140	-
Due to related parties, net	194	-
Total current liabilities	3,413	2,249

Long-term accrued liabilities	430	989
Notes payable, long term	2,663	6,168
Total liabilities	6,506	9,406

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	103	103
Additional paid-in capital	12,175	12,175
Accumulated deficit during exploration stage	(14,759)	(3,293)
Other comprehensive loss	(439)	(436)
Total Tara Gold stockholders’ (deficit) equity	(2,920)	8,549
Non-controlling interest	14,607	4,673
Total equity	11,687	13,222
Total liabilities and equity	$ 18,193	$ 22,628

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From inception December 5, 2000 to September 30,
	2010	2009	2010	2009	2010
Revenues:
Revenue from website development and software	$ -	$ -	$ -	$ -	$ 168
Sales	86	-	124	-	521
Total Revenues	86	-	124	-	689
Cost of revenue	590	-	737	-	838
Gross loss	(504)	-	(613)	-	(149)

Exploration expenses	-	95	1,749	165	6,067
Operating, general, and administrative expenses	3,748	803	13,785	2,175	30,585

Operating loss	(4,252)	(898)	(16,147)	(2,340)	(36,801)

Other income (expense):
Interest income	82	19	95	33	377
Interest expense	(240)	(13)	(275)	(18)	(1,035)
Settlement income	-	-	-	-	134
Loss on extinguishment of debt	-	-	-	(1,097)	(766)
Gain on deconsolidation of joint venture	-	-	-	-	8,661
Gain on sale of joint venture interest	-	-	-	-	3,112
Gain on dissolution of joint venture	-	-	-	250	9,163
Loss on disposal of assets	-	-	-	-	(399)
Gain on acquisition of mining concessions	-	-	-	-	100
Realized loss on the sale of marketable securities	-	-	-	(1,681)	(4,604)
Gain on sale of net cash flow interest	-	-	-	-	197
Other income	389	-	652	25	1,118
	231	6	472	(2,488)	16,058
Non-controlling interest	1,017	149	4,209	337	5,703

Loss before income taxes	(3,004)	(743)	(11,466)	(4,491)	(15,040)
Income tax benefit, net	-	-	-	-	1,302
Loss income from continuing operations	(3,004)	(743)	(11,466)	(4,491)	(13,738)

Discontinued operations:
Income from operations of discontinued oil and gas business (including loss on disposal of $7)	-	-	-	-	17
Loss from operations of La Escuadra	-	-	-	-	(1,038)

Net loss	(3,004)	(743)	(11,466)	(4,491)	(14,759)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	59	(63)	(6)	67	(442)
Unrealized gain (loss), net on marketable securities	(50)	2	3	34	3
Comprehensive loss	$ (2,995)	$ (804)	$ (11,469)	$ (4,390)	$ (15,198)

Net (loss) income per share – basic and diluted	$ (0.03)	$ (0.01)	$ (0.11)	$ (0.04)
Weighted Average Number of Common Shares Outstanding – basic and diluted	102,795,119	101,995,119	102,795,119	101,995,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	For the Nine Months Ended September 30,		From inception December 5, 2000 to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (11,466)	$ (4,491)	$ (14,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	26	587
Allowance for doubtful accounts	701	146	1,071
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	(250)	(8,688)
Loss on extinguishment of debt, net	-	1,097	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	-	-	(1,748)
Non-controlling interest in net loss	(4,209)	(337)	(5,703)
Amortization of beneficial conversion	84	-	445
Loss on the disposal of assets	-	-	218
Realized loss on marketable securities	-	1,681	4,604
Common stock of subsidiary issued and options valuations for services	7,155	354	8,129
Subsidiaries’ stock based compensation and stock bonuses	3,563	-	4,857
Exploration expenses paid with stock of subsidiaries	1,224	-	1,224
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	-	(197)
Changes in operating assets and liabilities:
Other receivables	(438)	(235)	(1,375)
Prepaid expenses	-	-	2
Other current assets	(86)	46	(145)
Accounts payable and accrued expenses	648	(663)	2,201
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(2,655)	(2,626)	(16,981)

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Nine Months Ended September 30,		From inception December 5, 2000 to September 30,
	2010	2009	2010
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Purchase of mining equipment and furniture and fixtures	(327)	(99)	(723)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	4,949	6,682
Proceeds from the sale of assets	-	-	384
Purchase of mining concession	(25)	(595)	189
Deposits	(25)	-	(763)
Payment for construction in progress	-	(1,015)	(2,163)
Proceeds from note receivable payments	-	-	(7)
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	-	2
Business acquisition goodwill	-	(4)	(4)
Cash in discontinued operations	-	2	(3)
Net cash (used) provided by in investing activities	(377)	3,238	3,152

Cash flows from financing activities:
Proceeds from short term convertible debt	-	-	(22)
Payments toward short term convertible debt	-	-	72
Payments toward notes payable	(755)	(316)	(10,771)
Proceeds from notes payable, related party	247	-	247
Proceeds from notes payable	480	-	480
Change in due to/from related parties, net	(84)	(326)	313
Non-controlling interest in net assets of consolidated subsidiaries	1,912	458	8,501
Payments from joint venture partners	-	-	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common stock issued for cash	-	-	5,753
Net cash provided (used) by financing activities	1,800	(184)	14,484

Effect of exchange rate changes on cash	(6)	67	(442)

Cash and cash equivalents:
Net (decrease) increase for the period	(1,238)	495	213

Beginning of the period	1,451	264	-

End of period	$ 213	$ 759	$ 213

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Nine Months Ended September 30,		From Inception (December 5, 2000) to September 30,
	2010	2009	2010
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 25	$ 45	$ 838
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ -	$ -	$ 782
Share receivable for debt	$ -	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share
receivable for services	$ -	$ -	$ 35
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ (3,324)	$ 4,212	$ 19,496
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ -	$ 359
Recoverable value-added taxes	$ (509)	$ 14	$ 2,129
Purchase of La Escuadra with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ -	$ -	$ 2,301
Equipment financed through debt	$ 301	$ -	$ 468
Unrealized loss in investments, available for sale	$ 3	$ 8,343	$ 10,651
Accrued and capitalized interest	$ 46	$ 96	$ 327
Construction in progress reclassified to property, plant and equipment.	$ 2,163	$ -	$ 2,163
Subsidiaries – warrants with debt	$ 289	$ -	$ 289
Notes receivable reclassified to Due from Related Party	$ -	$ 22	$ 22

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2010 and December 31, 2009, the condensed consolidated results of its operations for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. The Company owns 100% of the common stock of Corporacion Amermin, S.A. de C.V. In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”). Tara Minerals organized Adit Resources (“Adit”) in June 2009 and owns 90% Adit’s common stock as of September 30, 2010. Adit in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006; ACM operates in Mexico and was purchased in June 2009.  Corporacion Amermin and AMM are Mexican corporations. As of September 30, 2010 and December 31, 2009 the Company owned 75% and 80%, respectively, of the outstanding shares of Tara Minerals.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice. At September 30, 2010 the Company has no joint ventures or VIEs.

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiaries are as follows for the nine months ended September 30, 2010 and 2009 (denoted in Mexican pesos per one U.S. dollar):

2010
Current exchange rate at September 30,	Ps. 12.4801
Weighted average exchange rate for the nine months ended September 30,	Ps. 12.7178

2009
Current exchange rate at September 30,	Ps. 13.5513
Weighted average exchange rate for the nine months ended September 30,	Ps. 13.6581

Allowance for doubtful accounts

Each period the Company analyzes its receivables for collectability.  When a receivable is determined to not be collectible the receivable is allowed for until there is assurance of its collection or that a write off is necessary.  At September 30, 2010 and December 31, 2009 the Company has allowed $442,999 and $374,116, respectively, relating to other receivables, since it was determined that the Mexican government may not allow the complete refund of value added taxes (“VAT”) previously paid by the Company

Mexican Income Tax Rates: Recoverable Value Added Taxes (IVA) and Income Tax (ISR)

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

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash equivalents at September 30, 2010 and December 31, 2009.

All investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $650,000 and $450,000 in marketable securities at September 30, 2010 and December 31, 2009, respectively.  These marketable securities had a cost basis of $646,875 and $450,000 as of September 30, 2010 and December 31, 2009, respectively. In accordance with the Comprehensive Income topic of the FASB ASC, the Company has accounted for unrealized gain (loss) as a component of other comprehensive income. An unrealized gain of $3,125 and $33,762 was recorded in other comprehensive income for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company had zero bank accounts and three bank accounts in excess of $250,000, as of September 30, 2010 and December 31, 2009, respectively.  The Company has not experienced any losses in these accounts.

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

Note 2.

  Property, plant, equipment, mine development and land

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions (a):
La Currita	1,253,439	1,253,439
Las Minitas	2,336,059	2,292,428
Pilar	728,313	728,313
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Picacho	1,250,000	4,564,331
Centenario	1,919,282	1,905,472
Las Brisas	3,134	3,134
Mezquite and Mariana	168,298	166,599
Auriferos	100,000	100,000
Pirita	246,455	245,270
Picacho Fractions	206,719	206,719
Mining concessions	8,833,438	12,087,444

Property, plant and equipment (b)	3,883,343	1,144,834
	12,736,371	13,251,868
Less – accumulated depreciation	(280,496)	(111,280)
	$ 12,455,875	$ 13,140,588

a.

Mining Concessions

Mining concessions as of September 30, 2010 are as follows:

i)

In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”.  The effective purchase price of the properties is $2,663,913.

As of September 30, 2010, the resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$ 22,500
2012	1,938,657
$ 1,961,157

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $2,150,000 have been discounted using the incremental borrowing rate of 3.56%. As of September 30, 2010, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,750,000	$ 302,500	$ 2,052,500
Imputed interest	(91,343)	-	(91,343)
Present value of debt	1,658,657	302,500	1,961,157
Less: current portion	-	(22,500)	(22,500)
	$ 1,658,657	$ 280,000	$ 1,938,657

In addition to the $2,150,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the agreement signed in April 2007 this payment could not be applicable to the purchase price.  Accordingly, the effective purchase price of the properties is $2,663,913.

No payments were made after February 2008 and as of January 13, 2011, the Company is actively working with the note holder to renegotiate the agreement.

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

In March 2010, Adit, on behalf of ACM, and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $508,814. At September 30, 2010 the amended purchase price had been paid in full.

In March 2010, Adit purchased technical data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of Tara Minerals’ common stock and 320,000 shares of Adit’s common stock. The technical data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of September 30, 2010 the Picacho Prospect did not have any proven reserves.  As such, the information purchased was considered research and development pertaining to a developing mine and in accordance with the ASC Research and Development (R&D) Topic - R&D is expensed when incurred. The parties agreed that the value of the stock for the technical data was $2.25 per share for Adit stock and $4.00 per share for the Tara Minerals’ common stock.  Tara Minerals has accounted for the shares at their fair market value as follows:  320,000 shares of Adit’s common stock were valued at $0.75 per share, and 437,500 shares of Tara Minerals’ common stock were valued at $2.25 per share.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2010.

iii)

In November 2008, Tara Minerals acquired eight mining concessions, known as “Centenario”. The acquisition price of the property, as amended, was $1,675,044, plus $266,001 of value added tax.

The resulting debt payments schedule, including applicable value added tax, is as follow:

2010	$ 251,874
2011	551,673
2012	698,474
$ 1,502,021

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $1,675,044 have been discounted using the incremental borrowing rate of 2.97%. As of September 30, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(80,717)	-	(80,717)
Present value of debt	1,283,712	218,309	1,502,021
Less: current portion	(446,088)	(80,000)	(526,088)
	$ 837,624	$ 138,309	$ 975,933

iv)

In March 2008, Pershimco Resources transferred the Mariana and Mezquite properties to Tara Gold, as well as the remaining debt payments of $190,000, which includes value added taxes of $25,907 owed to a third party.

The remaining debt payment schedule, including applicable value added tax, is as follow:

2010	$ 29,676
2011	117,171
$ 146,847

In accordance with the Interest Expense topic of FASB, the future payments of the total payment amount of $190,000 have been discounted using the incremental borrowing rate of 2.97%. As of September 30, 2010, the present value of future payments on the Mariana and Mezquite contract is as follows:

	Debt	IVA	Total
Future payments	$ 129,310	$ 20,690	$ 150,000
Imputed interest	(3,153)	-	(3,153)
Present value of debt	126,157	20,690	146,847
Less: current portion	(54,447)	(9,044)	(63,491)
	$ 71,710	$ 11,646	$ 83,356

As of January 13, 2011 the Company was in negotiations to amend to its agreements with all vendors relating to Mariana and Mesquite Prospect.

v)

In June 2009, Tara Minerals acquired the rights to three mining concessions, known as “Pirita”. The acquisition price of the property was $250,000 plus value added taxes of $30,000; $50,000 was paid cash and $200,000 plus value added taxes of $30,000 were financed.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2010	$84,477
2011	85,978
$170,455

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $200,000 have been discounted using the incremental borrowing rate of 2.76%. As of September 30, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 150,000	$ 24,000	$ 174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	146,455	24,000	170,455
Less: current portion	(146,455)	(24,000)	(170,455)
	$ -	$ -	$ -

      b) Other Fixed Assets

For the nine months ended September 30, 2010, Tara Minerals and it subsidiaries purchased equipment and other fixed assets in the normal course of business. During the 6 months ended June 30, 2010, Tara Minerals finished the construction of the plant at the Don Roman mine.

Note 3.

Notes Payable

The following table represents the outstanding balance of loans for the Company as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Mining concessions	$ 3,350,524	$ 7,274,400
Non-related parties loans, net of debt discount of $97,292 and $0 at September 30, 2010 and December 30, 2009, respectively	382,708	-
Auto loans	126,320	-
Equipment	72,848	-
	3,932,400	7,274,400
Less – current portion	(1,269,586)	(1,106,052)
Total long term notes payable	$ 2,662,814	$ 6,168,348

During the nine months ended September 30, 2010 various non-related parties loaned Tara Minerals a total of $480,000. The notes bear interest at 10% per year, and are due and payable six months after the promissory note date. In December 2010, Tara Minerals elected to extend the notes to June 15, 2011. The interest will increase to 12% from and after December 15, 2010. As further consideration for extending credit to Tara Minerals, each note holder received a warrant that entitles them to purchase 380,000 shares of Tara Minerals’ restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of September 30, 2010 the debt discount associated with the notes is $97,292 (see Note 7).

During the nine months ended September 30, 2010, AMM financed the purchase of three Ford F-150's, one Ford F-250, one Ford-350 and one Courier Pick-Ups to be used in operations for $128,750. The loan is for 48 months. As of September 30, 2010 the outstanding balance of the loan was $126,320.

In July 2010, AMM financed the purchase of mining equipment for $98,500 plus IVA of $15,760 to be used in operations. AMM gave a down payment of $20,000 plus IVA of $3,200. The terms of the note are as follows: five monthly payments of $15,700 plus IVA. As of September 30, 2010 the outstanding balance of the note is $72,848 including IVA.

Note 4.

Balances and transactions with related parties

Balances with related parties are as follows:

	September 30, 2010	December 31, 2009
Due (to) from related parties	$ (194,314)	$ 354,247

In accordance to the receivables from related parties Tara Minerals allowed for $632,000, as of September 30, 2010, of receivables that were outstanding for more than a year and deemed uncollectable. The remaining change in due to related parties is primarily due to officers of the Company having reimbursable expenses to the Company that were not remitted to the officers. All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount.

As of September 30, 2010 the Company had loaned Tara Minerals $1,826,900.  There are no terms to this intercompany payable and it is due on demand. This is an intercompany transaction that eliminates during the consolidation of these financial statements.

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

During the nine months ended September 30, 2010 an officer of Tara Minerals loaned the Company $50,000. The note bears interest at 10% per year, and is due and payable six months after the promissory note date. In December 2010, the Company elected to extend this note to June 25, 2011.  The interest will increase to 12% on December 15, 2010. As further consideration for extending credit to Tara Minerals, the officer received a warrant that entitles him to purchase 50,000 shares of Tara Minerals’ restricted common stock at a price of $1.20 per share. The warrant may be exercised at any time on or prior to June 15, 2013. As of September 30, 2010 the debt discount associated with the note is $10,098 (see Note 7).

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year due and payable on December 31, 2010, the note was extended to December 31, 2011.

Note 5.

Stockholders’ Equity

The authorized common stock of the Company consists of 150,000,000 shares of common shares with par value of $0.001.

For the nine months ended September 30, 2010, the Company did not issue shares of common stock.

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

At September 30, 2010, the Company had a net loss resulting in no dilution of any common stock equivalents.

Note 6.

Non-controlling Interest

During the nine months ended September 30, 2010 Tara Minerals issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

100,000 shares for officer bonuses valued at $157,000;

•

1,540,000 shares issued for investor relations and other services valued at $3,099,050;

•

1,592,389 shares issued for cash and with warrants attached valued at $980,043 (inclusive of 131,053 shares for $262,106 in association with the March 2010 Private Placement); and,

•

437,500 shares valued at $984,375 for exploration expenses, Technical Data relating to Picacho.

Tara Minerals stock payable at September 30, 2010 was $671,500 for 622,200 shares.

During the nine months ended September 30, 2010 Adit issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

347,309 shares for cash $260,482; and

•

320,000 shares valued at $240,000 for exploration expenses, Technical Data relating to Picacho.

Adit’s stock payable at September 30, 2010 increased by:

•

Engaged services for $26,145 which increased subscribed stock for 20,805 shares.

	Non-controlling interest at September 30, 2010	Non-controlling interest at December 31, 2009
Tara Minerals:
January 2007 private placement	$ 2,540,500	$ 2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	2,093,437	1,375,500
Shares issued for services and bonuses	3,722,526	353,976
March 2009 private placement	458,000	458,000
March 2010 private placement	262,106	-
Shares acquired by the Company from a third party	(1,073,875)	(1,073,875)
Cumulative statement of operations pickup through December 31, 2009	(1,189,195)	(1,189,195)
Statement of operations pickup 2010	(3,904,887)	-
Exploration expenses paid	984,375	-
Warrants and options to third parties (see footnote 7)	7,612,235	-
Share subscriptions	671,500	-
Adit:
July 2009 private placement	1,499,500	1,239,018
Finder’s fees	11,879	11,879
Share subscriptions	383,338	357,272
Statement of operations pickup 2010	(304,043)	-
Exploration expenses paid with stock	240,000	-
ACM:
Non-controlling interest	4	-
Total non-controlling interest	$ 14,607,400	$ 4,673,075

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

Warrants issued in relation to investment relation agreements vest at various rates starting in the second quarter of 2010. At September 30, 2010 all warrants were vested.

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

2010
Expected volatility	208.37% - 92.53%
Weighted-average volatility	208.67%
Expected dividends	0
Expected term (in years)	0.75 – 3
Risk-free rate	0.25% - 1.57%

A summary of option activity under the Option Plans as of September 30, 2010, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	3,650,000	0.97
Exercised	(20,000)	1.00
Forfeited or expired	(1,000,000)	0.05
Outstanding at September 30, 2010	3,630,000	$ 0.52	4.0	$ 3,657,000
Exercisable at September 30, 2010	2,805,000	$ 1.01	4.0	$ 3,522,000

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	3,650,000	1.50
Vested	(2,825,000)	1.52
Forfeited	-	-
Nonvested at September 30, 2010	825,000	$ 1.50

A summary of warrant activity as of September 30, 2010, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65	*
Granted	2,908,253	1.61
Exercised	(1,532,336)	1.09
Forfeited or expired	(500,164)	2.15
Outstanding at September 30, 2010	4,098,253	$ 1.38	1.0	$1,468,748
Exercisable at September 30, 2010	4,098,253	$ 1.26	1.0	$1,468,748

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	2,908,253	1.87
Vested	(2,408,253)	1.54
Forfeited	(500,000)	2.15
Nonvested at September 30, 2010	-	$ -

Note 8.

Fair Value

The Company's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$ 650,000	$ -	$ -	$ 650,000
Total	$ 650,000	$ -	$ -	$ 650,000

Liabilities:
Total due from related parties	$ 194,314	$ 194,314	$ -	$ -
Notes payable, related parties	139,902	139,902	-	-
Notes payable,	3,932,400	3,932,400	-	-
Total	$ 4,266,616	$ 4,266,616	$ -	$ -

Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$ 450,000	$ -	$ -	$ 450,000
Total due from related parties	354,247	354,247	-	-
Total	$ 804,247	$ 354,247	$ -	$ 450,000

Liabilities:
Notes payable	$ 7,274,400	$ 7,274,400	$ -	$ -
Total	$ 7,274,400	$ 7,274,400	$ -	$ -

Note 9.

Subsequent Events

a.

Subsequent to September 30, 2010, Tara Minerals had the following stock transactions:

o

issued 2,304,279 shares of common stock for $1,131,500 in cash and

o

issued 149,361 shares of common stock for services rendered, valued at $176,099.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the nine months ended September 30, 2010, the Company’s operations used approximately $2,655,000 in cash.  During this same period the Company paid approximately the following for investing and financing activities as reported on the statement of cash flows:

•

$327,000 for mining equipment, furniture and fixtures,

•

$25,000 toward the purchase price of mining concessions,

•

$25,000 for mining deposits,

•

$755,000 toward notes payable,

•

$247,000 proceeds from notes payable, related party,

•

$480,000 proceeds from notes payable, and

•

$1,912,000 in the sale of subsidiary stock (for non-controlling interest).

During the nine months ended September 30, 2009, the Company’s operations used approximately $2,626,000 in cash.  During this same period the Company paid approximately the following for investing and financing activities as reported on the statement of cash flows:

•

$99,000 for mining equipment, furniture and fixtures,

•

$4,949,000 from the sale of investments,

•

$595,000 toward the purchase price of mining concessions,

•

$1,015,000 toward construction in progress,

•

$316,000 toward notes payable and

•

$458,000 in the sale of subsidiary stock (for non-controlling interest).

The Company satisfied its cash requirements for the nine months ended September 30, 2010 with cash on hand at the beginning of the periods, loans, and non-controlling interest in the net assets of consolidated subsidiaries.

The Company satisfied its cash requirements for the nine months ended September 30, 2009 with the sale of marketable securities and non-controlling interest in the net assets of consolidated subsidiaries.

The Company anticipates that its capital requirements for the twelve months ending December 31, 2011 will be:

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

In the third quarter of 2010, the Company continued extracting lead, zinc, and silver ore from its mine and stockpiling it for future processing at its processing plant. The Company is anticipating the results from the metallurgical testing early in January, which is currently being performed on mined material from El Sapo and other recently discovered structures at Don Roman, with the objective of improving recovery rates at the mill. Management has spent the last couple of months reviewing proposals from turn-key contract operators to run Don Roman plant at expanded capacity and improved recovery rates and believes we have found a preferred experienced team. At the same time, the Company has also been entertaining interest from potential joint venture partners, who also have operational expertise. Site visits have taken place and others are being scheduled, along with other due diligence procedures. The Company continues to maintain a very positive outlook for Don Roman and the surrounding properties and management is committed to resolve all operational issues in an expeditious manner. The Company believes that it is making steady progress towards consistent quality production of marketable concentrates and that both cash on hand and revenue from mining activities will satisfy its working capital needs for 2011.

The Company’s future plans will be dependent upon the amount of capital available to it and the amount of cash provided by its operations.

The Company does not anticipate that it will need to hire any additional employees prior to May 31, 2011.

The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.  If additional financing is not available when needed, the Company may not continue to operate in its present mode, may need to cease operations or may not be able to maintain its required SEC filings.

See Note 1 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

ITEM 4.   CONTROLS AND PROCEDURES

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

On the same day the Commission issued an Order Instituting Proceedings whereby the Commission sought to revoke Tara Gold’s registration of its common stock pursuant to Section 12(g) of the Exchange Act.

On September 7, 2010 an administrative law judge issued an Initial Decision revoking Tara Gold’s registration of its common stock.   On September 24, 2010 Tara Gold filed a Petition to Review the decision of the administrative law judge. On September 30, 2010 the Commission granted Tara Gold’s Petition for Review.  On November 1, 2010 Tara Gold filed a brief in support of its petition with the Commission.   As all briefs and replies were filed on December 15, 2010. The Commission will now decide if Tara Gold’s registration pursuant to Section 12(g) of the Exchange Act should be revoked.

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

Dated: January 13, 2011

By: __/s/ Francis Richard Biscan, Jr._____

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: January 13, 2011

By: __/s/ David Bizzaro  ___________

David Bizzaro

Principal Financial and Accounting Officer