Form 10-Q
period 2009-03-31
TARA GOLD RESOURCES CORP.
filed 2011-04-19
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes  ☐   No ☑

As of April 18, 2011, the Company had 102,795,119 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDED MARCH 31, 2009

AND

THE PERIOD FROM INCEPTION (DECEMBER 5, 2000) THROUGH MARCH 31, 2009

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 58	$ 264
Other receivables, net of $237 and $243 of allowance as of March 31, 2009
and December 31, 2008, respectively	10,650	11,018
Marketable securities	464	464
Other current assets	163	167
Total current assets	11,335	13,338

Property, equipment, and mine development, net of accumulated depreciation of
$78 and $71 as of March 31, 2009 and December 31, 2008, respectively	13,104	13,092
Construction in progress	689	665
Deposits	928	928
Deferred tax asset	1,425	1,425
Total assets	$ 27,481	$ 28,023

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,227	$ 1,378
Notes payable, current portion net of debt discount	3,766	3,099
Payments from joint venture partners	250	250
Deferred tax liability	1,802	1,802
Due to related parties, net	35	18
Total current liabilities	7,080	6,547

Long-term accrued liabilities	862	940
Notes payable, long term	5,286	5,894
Total liabilities	13,228	13,381

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 101,995,119 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	102	102
Additional paid-in capital	11,135	11,135
Accumulated deficit during exploration stage	778	1,147
Other comprehensive loss	(1,369)	(1,268)
Total Tara Gold stockholders’ equity	10,646	11,116
Non-controlling interest	3,607	3,526
Total equity	14,253	14,642
Total liabilities and equity	$ 27,481	$ 28,023

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended March 31,		From inception (December 5, 2000) to March 31,
	2009	2008	2009
Revenues:
Revenue from website development and software	$ -	$ -	$ 168
Sales	-	77	397
Total revenues	-	77	565
Cost of revenue	-	95	101
Gross (loss) profit	-	(18)	464

Exploration expenses	27	805	3,964
Operating, general, and administrative expenses	407	982	13,152

Operating loss	(434)	(1,805)	(16,652)

Other income (expense):
Interest income	7	14	194
Interest expense	-	(26)	(693)
Settlement expense	-	-	134
Gain on extinguishment of debt	-	-	331
Gain on deconsolidation of joint venture	-	-	8,661
Gain on sale of joint venture interest	-	-	3,112
Gain on dissolution of joint venture	-	-	8,913
Gain (loss) on disposal of assets	-	1	(399)
Gain on acquisition of mining concessions	-	-	100
Realized loss on the sale of marketable securities	-	(311)	(2,338)
Other income	24	14	229
	31	(308)	18,244
Non-controlling interest	34	38	727

Loss before income taxes	(369)	(2.075)	(2,319)
Income tax benefit, net	-	14	520
Loss from continuing operations	(369)	(2,089)	(1,799)

Discontinued operations:
Income from operations of discontinued oil and gas business (including loss on disposal of $7)	-	-	17
Loss from operations of La Escuadra	-	(30)	(1,038)

Net (loss) income	(369)	(2,119)	778

Other comprehensive (loss) income:
Foreign currency translation loss	(101)	(248)	(751)
Unrealized gain (loss), net on marketable securities	-	124	(618)
Comprehensive loss	$ (470)	$ (2,243)	$ (591)

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding – basic and diluted	101,995,119	97,128,681

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended March 31,		From inception (December 5, 2000) to March 31,
	2009	2008	2009
Cash flows from operating activities:
Net (loss) income	$ (369)	$ (2,119)	$ 778
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7	37	385
Allowance for doubtful accounts	(6)	4	233
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	32	1,559
Stock based compensation and stock bonuses	-	-	1,290
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	-	(8,438)
Gain on extinguishment of debt, net	-	-	(351)
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	-	-	377
Non-controlling interest in net (loss)	(34)	(38)	(727)
Amortization of beneficial conversion	-	23	361
Loss (gain) on the disposal of assets	-	(1)	218
Realized loss on marketable securities	-	311	2,338
Common stock of subsidiary issued and options valuations for services	-	-	750
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Changes in operating assets and liabilities:
Other receivables	374	(198)	(94)
Prepaid expenses	-	-	2
Other current assets	4	(12)	(67)
Accounts payable and accrued expenses	(151)	209	1,499
Deferred joint venture income	-	(10)	(33)
Net cash used in operating activities	(175)	(1,762)	(11,062)

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended March 31,		From inception (December 5, 2000) to March 31,
	2009	2008	2009
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Purchase of mining equipment and furniture and fixtures	(2)	(15)	(290)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	317	1,731
Proceeds from the sale of assets	-	385	384
Purchase of mining concession	(6)	(53)	851
Deposits	-	(220)	(738)
Payment for construction in progress	(24)	(423)	(689)
Proceeds from note receivable payments	-	-	(7)
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Change in assets held for disposal	-	28	-
Cash in discontinued operations	-	2	(3)
Net cash (used) provided by investing activities	(32)	21	797

Cash flows from financing activities:
Payments toward short term convertible debt	-	-	(22)
Proceeds from short term convertible debt	-	-	72
Payments toward notes payable	(30)	(516)	(9,460)
Change in due to/from related parties, net	17	(342)	784
Non-controlling interest in net assets of consolidated subsidiaries	115	500	4,036
Payments from joint venture partners	-	506	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common stock issued for cash	-	-	5,753
Net cash provided by financing activities	102	148	11,074

Effect of exchange rate changes on cash	(101)	(248)	(751)

Cash and cash equivalents:
Net (decrease) increase for the period	(206)	(1,841)	58

Beginning of the period	264	2,606	-

End of period	$ 58	$ 765	$ 58

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended March 31,		From Inception (December 5, 2000) to March 31,
	2009	2008	2009
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$ 6	$ 50	$ 726
Income taxes paid	$ -	$ -	$ 10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$ -	$ 532	$ 782
Share receivable for debt	$ -	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share
receivable for services	$ -	$ -	$ 35
Purchase of mining concession paid by debt
and issuance of stock and warrants	$ -	$ (430)	$ 18,609
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ -	$ 359
Recoverable value-added taxes	$ -	$ (61)	$ 2,624
Purchase of La Escuadra with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ -	$ -	$ 2,301
Equipment financed through debt	$ -	$ -	$ 167
Unrealized loss in investments, available for sale	$ -	$ 124	$ 2,125
Accrued and capitalized interest	$ 67	$ 76	$ 236
Notes receivable reclassified to Due from Related Party	$ -	$ 380	$ -

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Business and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the years ended December 31, 2008, 2009 and 2010. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2009 and December 31, 2008, the condensed consolidated results of its operations for the three ended March 31, 2009   and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in the United States of America and Mexico. The Company owns 100% of the common stock of Corporacion Amermin, S.A. de C.V. In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”). Corporacion Amermin and AMM are Mexican corporations. As of March 31, 2009 and December 31, 2008 the Company owned 79% and 80%, respectively, of the outstanding shares of Tara Minerals.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Tara Gold Resources, Corp. and, unless the context indicates otherwise its consolidated subsidiaries. The Company’s subsidiaries include Corporacion Amermin, S.A. de C.V. (“Amermin”),  which operates, in México and Tara Minerals Corp.

Unless otherwise indicated, all references to the Company include the operation of its subsidiaries.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice. At March 31, 2009 and December 2008 the Company had one joint venture or VIE with Coeur d’Alene.

Amermin, AMM and ACM are Mexican corporations.  The reporting currency of the Company, Tara Minerals and Adit is the U.S. dollar. The functional currency of Amermin, AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain or loss is recorded as other comprehensive income (loss).

The financial results of the Mexican subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates. Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements of the subsidiaries are as follows for the three months ended March 31, 2009 and 2008 (denoted in Mexican pesos per one U.S. dollar):

2009
Current exchange rate at March 31,	Ps. 14.3855
Weighted average exchange rate for the three months ended March 31,	Ps. 14.3725

2008
Current exchange rate at March 31,	Ps. 10.6987
Weighted average exchange rate for the three months ended March 31,	Ps. 10.8090

Allowance for doubtful accounts

Each period the Company analyzes its receivables for collectability.  When a receivable is determined to not be collectible the receivable is allowed for until there is assurance of its collection or that a write off is necessary.  At March 31, 2009 and December 31, 2008 the Company had allowed $237,172 and $242,567, respectively, relating to other receivables, since it was determined that the Mexican government may not allow the complete refund of value added taxes (“VAT”) previously paid by the Company

Reclassification

Certain reclassifications reported in prior records, which have no effect on net loss, have been adjusted to conform to the current presentation. Specifically, certain items in the Operating Activities section of the Statement of Cash Flows have been reclassified between categories in the inception to date column for clearer presentation.

Fair Value Accounting

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.157 requires fair value to be measured based on a three-tier fair value hierarchy. The hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Cash Equivalents,and Marketable Securities

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at March 31, 2009 and December 31, 2008.

All investments with stated maturities of greater than three months are classified as marketable securities.  The Company had $464,430 and $463,931 in marketable securities at March 31, 2009 and December 31, 2008, respectively.  These marketable securities had a cost basis of $1,081,155 and $1,081,703 as of March 31, 2009 and December 31, 2008, respectively. In accordance with the SFAS No. 130, “Reporting Comprehensive Income”, the Company has accounted for unrealized gain (loss) as a component of other comprehensive income. An unrealized loss of $499 and $123,803 was recorded in other comprehensive income for the three months ended March 31, 2009 and 2008, respectively.

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company had no bank accounts in excess of $250,000, as of March 31, 2009 and December 31, 2008, respectively.  The Company has not experienced any losses in these accounts.

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

Note 2.

Property, plant, equipment, mine development and land

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Land	$ 19,590	$ 19,590

Mining concessions (a):
La Currita	1,253,439	1,253,439
Las Minitas	2,249,638	2,290,907
Pilar	715,153	715,153
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Picacho	5,590,332	5,537,554
Centenario	1,526,565	1,520,738
Las Brisas	3,134	3,134
Mezquite and Mariana	163,700	164,506
Auriferos	100,000	100,000
Mining concessions	12,223,700	12,207,170

Property, plant and equipment (b)	938,296	936,100
	13,181,586	13,162,860
Less – accumulated depreciation	(77,821)	(70,895)
	$ 13,103,765	$ 13,091,965

a.

 Mining Concessions

Mining concessions as of March 31, 2009 are as follows:

i)

On May 2005, the Company acquired the rights to four concessions, known as “La Currita”. The acquisition price of the property was $1,200,000 plus value-added tax of $180,000.  The Company also included finder’s fees of $11,927 in the purchase price of the property, making the effective price of the property grouping $1,211,927.  As of May 2007, the note and the related value added tax had been paid in full and the Company received title in July 2008.

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

As of March 31, 2009, the resulting debt payment schedule, including applicable value added tax, is as follows:

2009	$ 22,500
2010	-
2011	-
2012	1,834,736
$ 1,857,236

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (ABP 21), the future payments of the total payment amount of $2,150,000 have been discounted using the incremental borrowing rate of 3.56%. As of March 31, 2009, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,750,000	$ 285,000	$ 2,035,000
Imputed interest	(177,764)	-	(177,764)
Present value of debt	1,572,236	285,000	1,857,236
Less: current portion	-	(22,500)	(22,500)
	$ 1,572,236	$ 262,500	$ 1,834,736

In addition to the $2,150,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the agreement signed in April 2007 this payment could not be applicable to the purchase price.  Accordingly, the effective purchase price of the properties is $2,646,413.

No payments were made after February 2008 and as of April 15, 2011, the Company was actively working with the note holder which may include the termination of this agreement and return of the property.

iii)

In October 2006, the Company acquired the rights to 13 concessions, known “Pilar De Mocoribo” for $800,000 plus value-added tax of $120,000

In January 2007, this property was assigned to the Company’s subsidiary Tara Minerals, and is considered part of the Don Roman group of concessions.

Subsequent to March 31, 2009:

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

iv)

In January 2007, the Company acquired the rights to the six concessions, known as “Picacho”. Due to economic circumstances relating to the current recession, the Company failed to make a payment due in November 2008 and the concession was returned to the third party note holder on June 16, 2009.

Subsequent to March 31, 2009:

In July 2009 Tara Minerals agreed to acquire the Picacho claims from the third party, which then included the Dos Amigos and Unification Rey de Oro concessions, for $4,800,000 plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price in June 2009.  The $575,000 paid in June 2009 was borrowed from the Company by Tara Minerals.

In July 2009 Tara Minerals transferred the Picacho prospect to Adit, a subsidiary of Tara Minerals.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011. In January 2010, Adit paid $200,000 towards this note. In December 2009 Adit paid an installment of $278,500 (which included applicable value added taxes) toward the purchase.

In March 2010, Tara Minerals and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Tara Minerals paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $527,000. The purchase price was paid in full in March 2010.

In March 2010, Tara Minerals purchased technical data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of Tara Minerals’ common stock and 320,000 shares of Adit, a subsidiary of Tara Minerals, common stock. The technical data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. The Picacho Prospect did not have any proven reserves when this transaction was consummated.  As such, the information purchased was considered research and development pertaining to a developing mine and in accordance with the Financial Accounting Standard No. 2 “Accounting for Research and Development Costs” (R&D) - R&D is expensed when incurred. The parties agreed that the value of the stock for the technical data was $2.25 per share for Adit stock and $4.00 per share for the Tara Minerals’ common stock.  Tara Minerals has accounted for the shares at their fair market value as follows:  320,000 shares of Adit’s common stock were valued at $0.75 per share, and 437,500 shares of Tara Minerals’ common stock were valued at $2.25 per share.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2010.

v)

In November 2008, the Company executed an agreement to acquire eight mining concessions known as “Centenario” from an independent third party. The properties approximate 7,000 hectares and were purchased for a total of $1,647,000 plus $247,050 in value added taxes.

The original agreement did not specify that $133,000 already paid as a deposit would be applied to the effective purchase price of this mining concession resulting in the final agreement being amended during the second quarter of 2009. This amendment includes the notation that the effective purchase price of this property, excluding value added taxes, is $1,780,000, which includes the $133,000 previously paid.

The debt payment schedule per the original agreement is as follows:

2009	$ 264,000
2010	287,500
2011	575,000
2012	732,550
$ 1,859,050

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (ABP 21), the future payments of the total payment amount of $1,647,000 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2008, the present value of future payments on the Centenario contract  was as follows:

	Debt	IVA	Total
Future payments	$ 1,616,565	$ 242,485	$ 1,859,050
Imputed interest	(120,435)	-	(120,435)
Present value of debt	1,496,130	242,485	1,738,615
Less: current portion	(191,755)	(34,435)	(226,190)
	$ 1,304,375	$ 208,050	$ 1,512,425

b) Other Fixed Assets

For the three months ended March 31, 2009, Tara Minerals and it subsidiaries purchased $2,196 in equipment and other fixed assets in the normal course of business.

Note  3.

Notes Payable

On July 30, 2008 a non-related party loaned the Company $500,000. The note bore interest at 180% per year and, was due and payable on or before October 1, 2008. The loan was secured by two million shares of stock in Tara Minerals. The Company defaulted on the Note by failing to pay the face amount of the note of $650,000 on or before October 1, 2008. The Company and the lender engaged in litigation and on May 28, 2009 reached a settlement agreement where the Company agreed to transfer ownership of 900,000 shares of Paramount Gold and Silver Mining Corp common stock (PZG) with a value of $648,000. The Company recognized a $2,000 gain, the Company and the non-related party dismissed the litigation, agreed to pay their own costs and fees, released all outstanding claims against each other party and the non-related party waived any claims relating to the note and pledged collateral.

Note 4.

Balances and transactions with related parties

Balances with related parties are as follows:

	March 31,	December 31,
	2009	2008
Due from (to) related parties	$ (34,603)	$ 51,837
Loans from officers	-	(70,000)
Total Due from (to) related parties	$ (34,603)	$ (18,163)

As of March 31, 2009, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪

Temporary loans from officers totaling $70,000 were paid in cash.

The remaining change due to related parties is primarily due to officers of the Company and Amermin having reimbursable expenses payable by the Company that were not remitted to the officers and changed into a loan at period end or accrued compensation.

In January 2007, Amermin made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2. These properties were assigned to the Company’s subsidiary Tara Minerals as of January 2007. Tara Minerals makes payments to Amermin and Amermin makes payments related to the original purchase agreements.  At March 31, 2009, Amermin has paid the original note holder in full but Tara Minerals has not paid Amermin. At March 31, 2009, this is an intercompany transaction that is eliminated during the consolidation of the Company’s financials.

Note 5.

Stockholders’ Equity

The authorized common stock of the Company consists of 150,000,000 shares of common shares with par value of $0.001. For the three months ended March 31, 2009, the Company did not issue shares of common stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised, such as options, warrants and convertible debt.

At March 31, 2009, the Company had a net loss resulting in no dilution of any common stock equivalents.

Note 6.

Non-controlling Interest

Tara Minerals’ stock payable at March 31, 2009 was $115,000 for 575,000 shares. No shares were issued for the three months ended March 31, 2009. The following table documents the non-controlling interest activity:

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Tara Minerals:
January 2007 private placement	$ 2,540,500	$ 2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	773,500	773,500
Cumulative statement of operations pickup through December 31, 2008	(388,124)	(388,124)
Statement of operations pickup 2009	(33,631)	-
Share subscriptions	115,000	-
Total non-controlling interest	$ 3,607,245	$ 3,525,876

Note 7.

Fair Value

The Company's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$ 464,430	$ -	$ -	$ 464,430
Total	$ 464,430	$ -	$ -	$ 464,430

Liabilities:
Total due to related parties	$ 34,603	$ 34,603	$ -	$ -
Notes payable	9,052,500	9,052,500	-	-
Total	$ 9,087,103	$ 9,087,103	$ -	$ -

Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$ 463,931	$ -	$ -	$ 463,931
Total	$ 463,931	$ -	$ -	$ 463,931

Liabilities:
Total due to related parties	$ 18,163	$ 18,163	$ -	$ -
Notes payable	8,992,151	8,992,151	-	-
Total	$ 9,010,314	$ 9,010,314	$ -	$ -

Note 8.

Subsequent Events

These accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the years ended December 31, 2008, 2009 and 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated on May 12, 2006.  During the period from its incorporation through December 31, 2010 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales; approximately $6,351,000 in exploration expenses and approximately $34,439,000 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of approximately $7,649,000 pertaining to the issuance of stock options.

Tara Gold anticipates that its capital requirements during the twelve months ending March 31, 2012 will be:

Exploration and Development – Centenario	$ 250,000
Property payments and taxes – Centenario	25,000
Exploration and Development – Choix/Pilar	100,000
Property payments and taxes – Choix/Pilar	30,500
Exploration and Development – La Verde	500,000
Property Payments and taxes – La Verde	62,000
Exploration and Development – Don Roman Groupings	650,000
Property payments and taxes – Don Roman Groupings	3,500
Exploration and Development - Picacho Prospect	2,500,000
Property payments and taxes – Picacho Prospect	40,000
General and administrative expenses	500,000
Total	$ 4,661,000

The capital requirements shown above include capital required by Tara Gold Corp. and subsidiaries.

Tara Gold will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

As of April 15, 2011 Tara Gold has sought to expand and advance the Don Roman Groupings project by acquiring additional highly prospective mineral claims; and by opening up the project to numerous parties that have expressed an interest in the possibility of becoming an operating partner in the further development of the Don Roman Groupings.  Interest from various parties has also been expressed towards El Oro (a concession within the Don Roman Groupings), Tara Gold iron ore, gold, copper prospect. Based on this interest, Tara Gold has been investigating the economic merits surrounding the iron ore market, has found favorable results, and is now working on a number of development strategies relating to iron ore.

Tara Gold’s future plans will be dependent upon the amount of capital available to Tara Gold, the amount of cash provided by its operations, and the extent to which Tara Gold is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or Tara Gold may need to cease operations.  Tara Gold does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

See Note 1 to the financial statements included as part of this report for a description of Tara Gold’s accounting policies and recent accounting pronouncements.

ITEM 4T.   CONTROLS AND PROCEDURES

Francis R. Biscan, Jr., the Company’s President and Chief Executive Officer, and Lynda R. Keeton-Cardno, the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company’s disclosure controls and procedures were ineffective due to the untimely filing of this document.

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

On November 1, 2010 Tara Gold filed a brief in support of its petition with the Commission. The SEC’s Enforcement Division subsequently filed a brief in opposition. Tara Gold then filed a reply to the Division’s opposition.

The Commission will now decide if Tara Gold’s registration pursuant to Section 12(j) of the Exchange Act should be revoked.

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided Tara Minerals would acquire all of the common shares of Tara Gold by exchanging one share of Tara Mineral’s common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction required the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Gold, Tara Gold’s officers and directors, and Tara Minerals. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Gold and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against Tara Gold, Tara Gold’s officers and directors, and Tara Minerals.  The essence of the lawsuit was to prevent Tara Mineral’s proposed acquisition of Tara Gold.

Tara Gold believed the lawsuit filed by Ms. Root was premature since, as noted in the September 13, 2010 press release, the transaction was tentative and was subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals has been was ever signed.

On April 6, 2011 Ms. Root voluntarily dismissed her lawsuit against Tara Gold and all other defendants.

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

(1)

Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of April 2011.

TARA GOLD RESOURECES CORP.

By    /s/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr.	Director and Principal Executive Officer	April 18, 2011

/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno	Principal Financial and Accounting Officer	April 18, 2011

/s/ Clifford A. Brown
Clifford A. Brown	Director	April 18, 2011