Form 10-K
period 2010-12-31
TARA GOLD RESOURCES CORP.
filed 2011-04-19
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

 Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2010 was approximately $31,392,000.

As of April 18, 2011, the Company had 102,795,119 outstanding shares of common stock.

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

In this filing references to "Company," "we," "our," and/or "us," refers to Tara Gold Resources Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

ITEM 1.  BUSINESS.

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

In February 2006, the Company changed its name to Tara Gold Resources.

In May 2005 the Company, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico.  In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V., a Mexican corporation.  Tara Minerals also owns 87% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. Tara Gold’s operations in Mexico are conducted through Amermin, American Metal Mining and American Copper Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. Amermin, Adit and American Copper Mining focus on gold mining concessions.  American Metal Mining focuses on industrial minerals, e.g. copper, zinc.  All of the Company’s operations in Mexico are conducted through its Mexican subsidiaries.  At April 15, 2011, the Company owned 70% of the outstanding common stock of Tara Minerals.

Beginning in 2011, Tara Gold Resources Corp. will begin to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold Resources Corp.  The ex-dividend date is May 18, 2011, the record date is May 20, 2011 and the payment date is May 27, 2011.  Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

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

The exploration and development of properties that are joint ventured with third parties are managed by one of the joint venture participants which is designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period.  Separate fees may be charged to the joint venture by the operator and, once certain conditions are met, the joint venture is typically required to pay the costs in proportion to its interests in the property.

Tara Gold’s properties will typically consist of a variety of interests including, properties located in foreign countries and unpatented and patented claims held under lease or owned by Tara Gold or a subsidiary.  Typically, the rights to properties which Tara Gold may acquire will be sub-surface rights which will allow Tara Gold to explore for, and if warranted, develop the property.  See “Mexican Mining Laws and Regulations” below for information concerning use of surface rights in Mexico for mining operations.

In connection with the acquisition of a property, Tara Gold may conduct limited reviews of title and related matters and obtains representations regarding ownership.  Although Tara Gold plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

Mines have limited lives, which is an inherent risk in the mining business.  Although Tara Gold plans to acquire other mining properties, there is a limited supply of desirable mineral lands available in Mexico where Tara Gold would consider conducting exploration and/or production activities.  In addition, Tara Gold faces strong competition for new properties from other mining companies, many of which have substantial financial resources, and Tara Gold may be unable to acquire attractive new mining properties on terms that are considered acceptable.

As of April 15, 2011 Tara Gold had interests in the mining properties listed below.  Although Tara Gold believes that each of these properties has deposits of gold, copper, lead or zinc, the properties are in the exploratory state, and with the exception of Don Roman that is in the operating stage, do not have any known reserves, and may never produce any of these metals in commercial quantities.

The La Currita property resides within the Sierra Madre Occidental gold belt in the state of Chihuahua, Mexico and is surrounded by Paramount Gold’s San Miguel Property and Coeur D’Alene’s properties.  This property is capable of producing high yielding lead concentrate with gold and silver, although reserves have not been calculated.

Las Minitas, Auriferos, Mariana and Mezquite properties are located in the southern part of the state of Sonora, Mexico in the Alamos district, which also resides on the western edge of Sierra Madre Occidental Gold belt.  The properties in this group have returned results positive for gold and silver, although reserves have not been calculated.

The properties owned by American Metal Mining, primarily the Don Roman Groupings, are located in the northern part of the La Reforma Mining District of north eastern Sinaloa State, Mexico.  The predominant rocks in the area are Upper Jurassic-Lower Cretaceous carbonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma Mining District has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of Tara Gold, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Tara Gold feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

The properties owned by American Copper Mining, primarily known as the Picacho Groupings, are located approximately 100 kilometers south of the US-Mexico border and 65 kilometers northeast of Yamana´s Mercedes project within the Northern Sierra Madre gold belt in close proximity to Bacoachi, Sonora, Mexico.  The area is underlain by Tertiary and Cretaceous andesitic, rhyolitic flows and tuffs with ignimbritic and less abundant intrusive porphyritic rocks.  Past activity on the Picacho Groupings by various parties has resulted in the construction of at least 9 adits, several shafts and raises, numerous workings and diamond drills, remnants of tailings from operations in the 1930´s have been found but most of this material was removed and further beneficiated by prior owners.  The Company feels that this property has the potential for 1+ million equivalent ounces of gold situated within 10.8 kilometers of gold bearing veins that have been identified to date.

The proposed exploration program for each property will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) to test the extent and depth of sulphide mineralization which could host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.  Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Drilling results will then be evaluated and a mineral resource calculation will be made.  Notwithstanding the above, the exploration program for each property will depend on a number of factors, including the property’s particular geological conditions and the extent of any prior exploration work.

With the exception of the Don Roman Groupings, as of April 15, 2011 no plants or other facilities were located on any of the properties.  Water and power will be required to further explore and, if warranted, develop Tara Gold’s mining prospects.

Tara Gold will contract with qualified personnel to conduct and supervise all aspects of its exploration program.

The exploration programs on the properties will be funded either through Tara Gold’s cash on hand or from operations, proceeds from the sale of Tara Gold and subsidiaries common stock, or funds obtained from a joint venture partner.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

La Currita Prospect

Tara Gold acquired the La Currita property in May 2005 from Minera Tres de Mayo, S.A.  In consideration for the assignment of its interest in this prospect, Tara Gold paid Minera Tres de Mayo $1,200,000, plus $180,000 of value-added tax.

The La Currita property covers 65 hectares and is located in Chihuahua approximately 400 kilometers southwest of the city of Chihuahua, northern Mexico.  The property is situated on the western edge of the Sierra Madre Occidental in the Temoris mining district.  The La Currita property includes four mines.

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

Las Minitas Prospect

Tara Gold acquired the Las Minitas property in March 2006 from Isidro Hernandez Pompa in consideration $2,150,000, plus $322,500 in value-added tax.

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

As of April 15, 2011 Tara Gold was negotiating with Mr. Pompa relating to the Las Minitas Prospect which may include the termination of this agreement and the return of the property.

Mariana and Mezquite Prospect

In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to the Mariana and Mezquite prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value added taxes of $24,783 owed to a third party.

The Mariana and Mezquite prospect is 276 hectares in size and is located in Sonora, Mexico, near the town of Alamos and Quiriego.

As of April 15, 2011 Tara Gold was in negotiations to amend to its agreements with all vendors relating to Mariana and Mesquite Prospect which may include the termination of this agreement and the return of the property.

La Estrella Prospect

In January 2006 Tara Gold entered into an agreement to purchase the La Estrella mining property for $400,000.  Tara Gold has paid $24,000 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement.  Tara Gold’s subsidiary, Corporacion Amermin S.A. de C.V., has entered into litigation in the Mexico courts and is waiting for the court’s resolution.

La Virginia Prospect

In February 2007 Tara Gold entered into an agreement to purchase the La Virginia mining property for $600,000.  Tara Gold has paid $5,500 toward the purchase price but the seller of the property has not complied with his obligations under the purchase agreement.  Tara Gold is reviewing the situation with its legal advisors in Mexico.

Properties owned by Tara Minerals Corp.

Don Roman Groupings

The Don Roman Groupings, comprised of 9,136 hectares, were acquired in October 2006, November 2008 and March 2011 from unrelated third parties for approximately $2,076,440, plus value added taxes of approximately $313,367. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, Centanario, and the La Verde mining prospects.

The Don Roman plant is 18 kilometers due north from Choix Sinaloa.  The plan is accessed by 10 kilometers of paved road, and 8 kilometers of dirt road which the state/federal authorities are paving to the plant site.  From plant site, the closest concessions are the Don Roman Groupings from which mine site can be accessed through a company maintained road with a regular pick up truck. The Don Roman Groupings are in the heart of La Reforma Mining District as well as the stated gold belt that stems from the state of Chihuahua.

Preliminary and continuing evaluation of the Don Roman Groupings has identified numerous mineralized systems at various locations on the property, some of which include a series of parallel NE trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization.  A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

Permits needed to move towards continued active mining have been completed.  Tara Gold is assessing options and costs associated with the design of various mining and recovery systems.  Mining and processing equipment have been purchased and the plant, which will be capable of processing a minimum of 400 tonnes per day, has begun testing ore runs on one of three circuits.  Water rights for the property have been acquired and a 3" water pump and 4.5 km water line are in place to draw water from a nearby reservoir.  High voltage electrical service has been supplied to an electrical substation which will supply power to operate the plant.

Two circuits capable of producing a minimum of 200 tonnes per day have been, with a third circuit that is near completion, and an additional regrind circuit that can be implemented at the appropriate time.

As of December 31, 2010 approximately $3,500,000 has been spent on the processing plant facilities, processing equipment, and related mining equipment.

In 2010 Tara Minerals began production start up at the Don Roman plant.  In the third quarter of 2010, Tara Minerals continued extracting lead, zinc, and silver ore from its mine and stockpiling it for future processing at its processing plant. In the fourth quarter of 2010, plan activity ceased and the plant is in “Care & Maintenance”, with management spending the last couple of months reviewing proposals from turn-key contract operators to operate the Don Roman plant, in order to effectively expand capacity and improved recovery rates. At the same time, Tara Minerals has also been entertaining interest from potential joint venture partners, who also have operational expertise. Site visits have taken place and others are being scheduled, along with other due diligence procedures. Tara Minerals continues to maintain a very positive outlook for Don Roman and the surrounding properties and management is committed to resolve all operational issues in an expeditious manner. Tara Minerals believes that it is making steady progress towards its above stated goals.

Godinez Joint Venture

In July 2010, Tara Minerals entered into a joint venture agreement that provides that third parties where they will contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals will have the exclusive rights to manage, operate, explore and exploit the concession. Tara Minerals will pay for the construction of buildings, access roads, and any necessary improvements. Tara Minerals will also pay for the machinery and equipment required for the operation of the mine. Any machinery or equipment used for the development of the mine will remain the exclusive property of Tara Minerals. Once production starts, Tara Minerals will receive 60% of the profits from the mine until it is fully reimbursed for its costs.  Tara Minerals will receive 40% of the profits thereafter.  Tara Minerals, also has a first right of refusal to purchase the property.   The joint venture agreement will expire in July 2020, at which time the joint venture will be liquidated and dissolved. As of March 31, 2011, no costs have been incurred.

This property is located within La Reforma Mining District, and is located south of El Fuerte, state of Sinaloa.  The mine can be reached by paved road 25 Km due south from El Fuerte then approximately 3Km dirt road to the mine opening. Godinez contains gold bearing vein structures that after initial testing look very promising.

Picacho Groupings

In July 2009 Tara Minerals acquired eight mining claims known as the “Picacho groupings” from Emilio Acuña Peralta for $4,800,000, plus value-added tax of $720,000.  Tara Minerals paid $575,000 of the purchase price and value-added tax in June 2009.  The $575,000 paid to Mr. Acuña in June 2009 was borrowed from Tara Gold by Tara Minerals.

In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of the property and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $600,000 towards this note.

On March 31, 2010 Adit and Mr. Acuna amended their agreement.  Under the revised agreement, Adit paid Mr. Acuna $500,000 in cash (plus $80,000 in value added taxes) and in consideration for the transfer of all technical data relating to the prospect, issued Mr. Acuna 320,000 shares of Adit’s common stock, which was valued at $2.50 per share, and 437,500 shares of Tara Minerals’ common stock, which was valued at $4.00 per share.

Adit paid for the Tara Minerals shares by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is be due and payable on March 31, 2012. At any time after July 1, 2010 Tara Minerals may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  Tara Minerals will receive one share of Adit’s common stock for each $0.75 of principal and interest converted.

On January 28, 2011, Adit sold 500,000 units at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrant.  Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is expected to be completed by May 15, 2011.  Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit.  The units will be identical to the units sold on January 28, 2011.  From the $3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000.

Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

The Picacho Groupings consists of 7,060 hectares within the Northern Sierra Madre gold belt, 100 kilometers south of the U.S. border, in close proximity to Bacoachi, Sonora, Mexico.  From Bacoachi the concessions can be accessed through a company maintained road with a regular pick up truck.  The area has a high level of exploration activity and is close to a national paved highway and power grid.

The following shows the timing and estimated cost for the present exploration plan for this property:

Phase	Projected Completion	Estimated Cost
Surface Evaluation and Exploration Drilling	2011	$ 2,000,000
Development Drilling, Feasibility, Equipment Ordering	2012	$ 2,500,000
Development, Construction, Production	2013	$ 3,000,000

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

The domestic exploration programs conducted by Tara Minerals will be subject to federal, state and local environmental regulations.  The United States Forest Service and the Bureau of Land Management extensively regulate mining operations conducted on public lands.  Most operations involving the exploration for minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners.  Tara Minerals may be required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment.  All requirements imposed by any such authorities may be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

Future legislation and regulations are expected to continue to emphasize the protection of the environment, and, as a consequence, the activities of Tara Minerals may be more closely regulated to further the cause of environmental protection.  Such legislation and regulations, as well as future interpretation of existing laws, may require substantial increases in capital and operating costs to Tara Minerals and may result in delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

Mining operations in the United States are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977.

Tara Minerals’ operations will also be subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Tara Minerals may incur expenditures for land reclamation pursuant to federal and state land restoration laws and regulations.  Under certain circumstances, Tara Minerals may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

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

Mining concessions do not grant the holder the right to enter or use the surface land of the mining lots.  It is therefore necessary to obtain the permission of the surface owner for that purpose.  Typically, a verbal authorization with no consideration is granted for prospecting and sample gathering.  A simple letter agreement or contract is normally used for drilling, trenching, or basic road building.  For more advanced exploration activities, a small monetary consideration is normally required.  In some cases the concessionaire is also required to make minor improvements which benefit the local community such as fixing a road or fence or building an earthen dam.  Building and operating a mine requires a more formal agreement.  If an agreement cannot be reached with the surface owner, the Mining Law gives the concessionaire the right to request a temporary occupation of the land or an expropriation (or an easement for the construction of roads, power lines, water pipes, etc.).  Compensation is set through an appraisal made by the federal government.

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

In 2011 this acquisition was cancelled.  Tara Gold Resources Corp. will begin to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold Resources Corp.  The ex-dividend date is May 18, 2011, the record date is May 20, 2011 and the payment date is May 27, 2011.  Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

General

Tara Gold’ offices are located at 2162 Acorn Court, Wheaton, IL 60189 and consist of approximately 150 square feet of office space are supplied free of charge by Francis R. Biscan, Jr., the President of Tara Gold.

As of April 15, 2011 the only employees of Tara Gold were its three officers.

Tara Gold’s website is www.taragoldresources.com

ITEM 1A.

RISK FACTORS

There is no assurance that any of Tara Gold’s remaining properties will be capable of producing precious or industrial metals in commercial quantities.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  [REMOVED AND RESERVED.]

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Shown below are the ranges of high and low closing prices for Tara Gold’ common stock for the periods indicated as reported by FINRA and as reported on www.stockwatch.com.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2009	$ 0.10	$ 0.10
June 30, 2009	$ 0.16	$ 0.16
September 30, 2009	$ 0.32	$ 0.30
December 31, 2009	$ 0.39	$ 0.36
March 31, 2010	$ 0.71	$ 0.41
June 30, 2010	$ 0.66	$ 0.31
September 30, 2010	$ 0.53	$ 0.32
December 31, 2010	$ 0.43	$ 0.30

As of April 15, 2011 Tara Gold had 102,795,119 outstanding shares of common stock and 76 shareholders of record. As of that same date Tara Gold did not have any outstanding options, warrants or securities which were convertible into shares of Tara Gold’s common stock.

Recent Sales of Unregistered Securities and Use of Proceeds

Equity securities that were sold by Tara Gold for the fiscal year ending the three months ended December 31, 2010 that were not registered under the Securities Act of 1933 and were not previously included in a Quarterly Report filed on Form 10-Q or in a Current Report on Form 8-K are as follows:

None.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Tara Gold’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

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

During the years ended December 31, 2010 and 2009 neither Tara Gold, nor any of Tara Gold’s officers or directors, purchased any shares of Tara Gold’s common stock in the open market.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS.

See the financial statements attached to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Francis Richard Biscan, Jr., Tara Gold’s Principal Executive Officer and Lynda R. Keeton-Cardno, Tara Gold’s Principal Financial Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion Tara Gold’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Tara Gold’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Tara Gold’s principal executive officer and principal financial officer and implemented by Tara Gold’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Tara Gold’s financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
—

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

—

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Tara Gold’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Gold’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Gold’s management concluded that Tara Gold’s internal control over financial reporting was ineffective as of December 31, 2010 ineffective due to the untimely filing of this document.

There was no change in Tara Gold’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name

Age

Position

Francis R. Biscan, Jr.

50

President, Chief Executive Officer and Director

Lynda R. Keeton-Cardno

39

Chief Financial Officer and Treasurer

Clifford A. Brown

59

Director, Controller

The directors of Tara Gold serve in such capacity until the first annual meeting of Tara Gold’s shareholders and until their successors have been duly elected and qualified.  The officers of Tara Gold serve at the discretion of Tara Gold’s directors.

The principal occupations of Tara Gold’ officers and directors are as follows:

Francis R. Biscan, Jr. has been an officer and director of Tara Gold since May 2006.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Mineral’s since May 2006.

Lynda Keeton-Cardno, CPA Treasurer, Chief Financial Officer.  Ms. Keeton-Cardno has been an officer of Tara Gold since January 2011.  Since 2001, Ms. Keeton-Cardno has been the CEO/Managing Member of Lynda R. Keeton CPA, LLC, a PCAOB registered firm which provides audit and consulting services to public and private companies.  Ms. Keeton-Cardno worked for Arthur Andersen LLP in Phoenix, AZ and Las Vegas, NV in both the Audit and Advisory group and Technology Risk Consulting group.  Ms. Keeton-Cardno is a licensed Certified Public Accountant in Nevada, a member of the American Institute of Certified Public Accountants, a graduate of Arizona State University’s School of Business and Honors College, and has held the Certified Information Systems Auditor designation.

Clifford A. Brown, CPA has been an officer and director of Tara Gold since May 2006.  Since 1989 Mr. Brown has been the President of Clifford A. Brown and Co., a firm which provides accounting and consulting services and sells accounting software.  Since 1993 Mr. Brown has served as the treasurer and Board member of Restoration Ministries, Inc., a non-profit corporation with 33 different ministries in Chicago.  Mr. Brown has also been an officer and director of Tara Mineral’s since May 2006.  Mr. Brown has been a Certified Public Accountant since 1981.

Tara Gold does not have a compensation committee.  Tara Gold’s Board of Directors serves as its Audit Committee.  Lynda R. Keeton-Cardno is Tara Gold’s financial expert.  Since Ms. Keeton-Cardno is an officer of Tara Gold, Ms. Keeton-Cardno is not independent as that term is defined in section 803 of the listing standards of the NYSE Amex.

None of Tara Gold’ directors are independent as that term is defined in section 803 of listing standards of the NYSE Amex.

Tara Gold believes all of its directors are qualified to act as such due to their longstanding relationship with Tara Gold.

Tara Gold has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation paid or accrued during the three years ended December 31, 2010 to the executive officers of Tara Gold.  Tara Gold’s subsidiary Tara Minerals, has adopted stock option and stock bonus plans.

						All Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2010	$ 276,000	-	$ 78,500	$ 2,314,275	-	$ 2,452,775
President and	2009	$ 256,000	-	$ 15,000	-	-	$ 271,000
Chief Executive Officer	2008	$ 276,000	-	-	-	-	$ 276,000

Lynda R. Keeton-Cardno,	2010	-	-	-	-	-	-
Chief Financial Officer	2009	-	-	-	-	-	-
and Treasurer (6)	2008	-	-	-	-	-	-

David Bizzaro, Chief	2010	$ 100,000	-	-	-	-	$ 100,000
Financial Officer and	2009	-	-	-	-	-	-
Treasurer (6)	2008	-	-	-	-	-	-

Clifford A. Brown,	2010	$ 114,000	-	$ 39,250	$ 702,659	-	$ 855,909
Controller, Director	2009	$ 20,000	-	$ 7,500	-	-	$ 27,500
	2008	-	-	-	-	-	-
Total

(1)

The dollar value of base salary (cash and non-cash) earned.

(2)

The dollar value of bonus (cash and non-cash) earned.

(3)

During the periods covered by the table, the value of Tara Mineral’s shares issued as compensation for services to the persons listed in the table.

(4)

The value of all stock options granted during the periods covered by the table.  See Note 9 to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)

All other compensation received that Tara Gold could not properly report in any other column of the table.

(6)

Ms. Keeton-Cardno was appointed Chief Financial Officer and Treasurer in 2011.  Mr. Bizzaro was appointed Chief Financial Officer and Treasurer between  May 2010 and January 2011.

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

The following shows the amounts that Tara Gold expects to pay to its officers during the twelve month period ending December 31, 2011, and the time these persons plan to devote to Tara Gold’ business.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Minerals’ Business
Francis Richard Biscan, Jr.	$ 276,000	40 hours / week
Lynda R. Keeton-Cardno	$ 48,000	30 hours / week

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

Compensation of Directors.  Tara Gold’s directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2010.

Stock Option and Bonus Plans

Tara Gold’s subsidiary Tara Minerals, has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

Incentive Stock Option Plan.  Tara Minerals’ Incentive Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Only Tara Minerals employees may be granted options pursuant to the Incentive Stock Option Plan.  The option exercise price is determined by Tara Minerals’ directors but cannot be less than the market price of Tara Minerals’ common stock on the date the option is granted.

Non-Qualified Stock Option Plan.  Tara Minerals’ Non-Qualified Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Tara Minerals’ employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Stock Bonus Plan.  Tara Minerals’ Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors.  However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Summary.  The following lists, as of April 15, 2011, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

	Total Shares	Shares Reserved	Shares	Remaining
	Reserved	For Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plan	1,000,000	750,000	N/A	250,000
Non-Qualified Stock Option Plan	3,000,000	2,500,000	N/A	500,000
Stock Bonus Plan	750,000	N/A	750,000	-

Tara Gold’s stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Gold Incentive Stock Option and Non-Qualified Stock Option Plans as of December 31, 2010.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table
Incentive Stock Option Plan	750,000	$1.57	250,000
Non-Qualified Stock Option Plan	2,500,000	$0.05	500,000

The following lists the unexercised options which were outstanding as of April 15, 2011 and held by the Tara Minerals’ officers and directors.

		Shares underlying
	Date of	unexercised options which are		Exercise	Expiration
Name	Grant	Exercisable	Unexercisable	Price	Date
Francis R. Biscan, Jr.	2/1/07	750,000	-	$ 0.05	2/01/12
Francis R. Biscan, Jr.	1/5/10	125,000	375,000	$ 1.57	2015-2020
Francis R. Biscan, Jr.	1/5/10	1,000,000	-	$ 0.05	1/5/15
Clifford A. Brown	2/1/07	250,000	-	$ 0.05	2/01/12
Clifford A. Brown	1/5/10	125,000	125,000	$ 1.57	2015-2018
Clifford A. Brown	1/5/10	250,000	-	$ 0.05	1/5/15
Ramiro Trevizo	1/5/10	250,000	-	$ 0.05	1/5/15

The following lists the shares issued pursuant to Tara Minerals’ Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Clifford A. Brown	4/23/09	200,000
Clifford A. Brown	1/05/10	25,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/15	25,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table lists, as of April 15, 2011, those persons owning beneficially 5% or more of Tara Gold’s common stock, the number and percentage of outstanding shares owned by each director and officer of Tara Minerals and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address of	Shares Beneficially	Percent of
Beneficial Owner	Owned	Class
Francis R. Biscan, Jr. 2162 Acorn Court Wheaton, IL 60189	12,494,729	12.15%

Lynda R. Keeton-Cardno 185 Bethany St., Henderson, NV 89074	10,000	-

Clifford A. Brown 313 Arbor Avenue West Chicago, IL 60185	3,098,371	3.01%

All Officers and Directors as a group (3 persons)	15,603,000	15.16%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mendoza Berger & Company, LLP, audited Tara Gold financial statements for the years ended December 31, 2010 and 2009.  The following table shows the aggregate fees billed to Tara Gold for these periods by Mendoza Berger.

	Year ended December 31, 2010	Year ended December 31, 2009
Audit Fees	$ 69,500	$ 127,653
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of Tara Gold annual financial statements and the review of Tara Gold interim financial statements.  Before Mendoza Berger was engaged by Tara Gold to render these services, the engagement was approved by Tara Gold Directors.

ITEM 15.  EXHIBITS.

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

(3)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2006

(4)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2007

(5)

Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K for the year ended December 31, 2009

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

AND

THE PERIOD FROM INCEPTION (OCTOEBER 14, 1999) THROUGH DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Tara Gold Resources Corp., Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Tara Gold Resources Corp., Inc. (an exploration stage company) (a Nevada corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years then ended and the period from inception (October 14, 1999) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tara Gold Resources Corp., Inc. and subsidiaries from inception (October 14, 1999) through December 31, 2004, were audited by other auditors whose report there on dated December 9, 2005, expressed an unqualified opinion on those statements (the December 9, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern), have been furnished to us.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from inception (October 14, 1999) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mendoza Berger & Company, LLP

Mendoza Berger & Company, LLP

Irvine, CA

April 18, 2011

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$ 193	$ 1,451
Other receivables, net of $2,010 and $374 of allowance as of December 31,
2010 and December 31, 2009, respectively	227	3,262
Due from related parties, net of due to related parties of $292 December 31, 2009	-	354
Marketable securities	450	450
Other current assets	1	3
Total current assets	871	5,520
Property, plant, equipment, mine development and land, net of accumulated
depreciation of $361 and $111 as of December 31, 2010 and December 31, 2009, respectively	12,359	15,304
Mining deposits	53	25
Deferred tax, non-current portion	2,931	1,748
Goodwill	12	12
Other assets	160	19
Total Assets	$ 16,386	$ 22,628

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,688	$ 1,143
Notes payable, current portion	994	1,106
Notes payable related party, current portion	100
Due to related parties, net of due from of $1,026 December 31, 2010	259	-
Total current liabilities	3,042	2,249
Long-term accrued liabilities	418	989
Notes payable, non-current portion	2,603	6,168
Total liabilities	6,064	9,406

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	103	103
Additional paid-in capital	12,175	12,175
Accumulated deficit during exploration stage	(17,060)	(3,293)
Other comprehensive loss	(514)	(436)
Total Tara Gold stockholders’ (deficit) equity	(5,296)	8,549
Non-controlling interest	15,618	4,673
Total equity	10,322	13,222
Total liabilities and equity	$ 16,386	$ 22,628

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

	For the Year Ended December 31,		From inception October 14, 1999 to December 31,
	2010	2009	2010
Revenues
Revenue from website development and software	$ -	$ -	$ 168
Mining revenues	160	-	557
Total revenues	160	-	725
Cost of revenue	658	-	759
Gross margin	(498)	-	(34)
Exploration expenses	2,033	280	6,351
Operating, general, and administrative expenses	17,639	4,156	34,439
Net operating loss	(20,170)	(4,436)	(40,824)

Non-operating (income) expense:
Interest (income)	(26)	(95)	(308)
Interest expense	450	67	1,210
Settlement expense	-	-	(134)
Loss on extinguishment of debt	-	1,097	766
(Gain) on deconsolidation of joint venture	-	-	(8,661)
(Gain) on sale of joint venture interest	-	-	(3,112)
(Gain) on dissolution of joint venture	-	(250)	(9,163)
Loss on disposal of assets	-	-	399
(Gain) on acquisition of mining concession	-	-	(100)
Loss on conversion of note payable	783	-	783
Realized loss on the sale of marketable securities	-	2,266	4,604
(Gain) on sale of net cash flow interest	-	(197)	(197)
Other (income)	(757)	(261)	(1,223)
	450	2,627	(15,136)
Loss before income taxes	(20,620)	(7,063)	(25,688)
Income tax benefit	(1,183)	(1,822)	(2,485)
Loss from continuing operations	(19,437)	(5,241)	(23,203)
Discontinued operations
Income from operations of discontinued oil properties (including loss on disposal of $7)	-	-	17
Loss from operations of La Escuadra	-	-	(1,038)

Net loss	(19,437)	(5,241)	(24,224)

Add: Net loss attributable to non-controlling interest	5,670	801	7,164

Net loss attributable to Tara Gold shareholders’	(13,767)	(4,440)	(17,060)

Other comprehensive income (loss):
Foreign currency translation	(78)	214	(514)
Unrealized gain, net on marketable securities	-	618	-

Comprehensive loss	$ (13,845)	$ (3,608)	$ (17,574)

Net loss per share, basic and diluted	$ (0.19)	$ (0.05)

Weighted average number of shares, basic and diluted	102,795,119	102,137,585

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (October 14, 1999) to December 31, 2010

(In thousands of U.S. Dollars, except share amounts)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at inception	-	$ -		$ -	$ -	$ -	$ -

Issuance of common stock to Founders for cash	4,000,000	4	-	-	-	-	4

Net loss	-	-	-	(9)	-	-	(9)

Balance at December 31, 2000	4,000,000	4	-	(9)	-	-	(5)

Issuance of common stock in exchange for 100% of common stock of MerchantPark	1,500,000	2	(2)	-	-	-	-

Issuance of Common stock for cash	2,491,583	2	152	-	-	-	154

Issuance of common stock for services	4,645,261	5	77	-	-	-	82

Issuance of common stock for 100% of shares of Caged Iron Technologies	2,000,000	2	101	-	-	-	103

Issuance of common stock issued for debt	459,000	-	46	-	-	-	46

Issuance of common stock issued for assets	3,064,556	3	301	-	-	-	304

Stock offering costs	-	-	(13)	-	-	-	(13)

Currency translation adjustment	-	-	-	-	-	1	1

Net loss	-	-	-	(418)	-	-	(418)

Balance at December 31, 2001	18,160,400	$ 18	$ 662	$ (427)	$ -	$ 1	$ 254

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (October 14, 1999) to December 31, 2010

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

From inception (October 14, 1999) to December 31, 2010

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

From inception (October 14, 1999) to December 31, 2010

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

From inception (October 14, 1999) to December 31, 2010

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

From inception (October 14, 1999) to December 31, 2010

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

From inception (October 14, 1999) to December 31, 2010

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (October 14, 1999) to December 31, 2010

(In thousands of U.S. Dollars, except share amounts)

 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance as of December 31, 2009	102,795,119	$ 103	$ 12,175	$ (3,293)	$ -	$ (436)	$ 8,549

Foreign currency translation	-	-	-	-	-	(78)	(78)

Net loss	-	-	-	(13,767)	-	-	(13,767)

Balance as of December 31, 2010	102,795,119	$ 103	$ 12,175	$ (17,060)	$ -	$ (514)	$ (5,296)

See accompanying notes to these consolidated financial statements

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

	For the Year Ended		From inception
	December 31,		(October 14, 1999)
	2010	2009	to Dec. 31, 2010
Cash flows from operating activities:
Net loss	$ (13,767)	$ (4,440)	$ (17,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	40	668
Allowance for doubtful accounts	2,268	131	2,638
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	1,040	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	(250)	(8,688)
Loss on extinguishment of debt, net	-	1,097	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	(1,183)	(2,125)	(2,931)
Non-controlling interest in net loss of consolidated subsidiaries	(5,670)	(447)	(7,164)
Amortization of beneficial conversion	289	-	650
Loss on the disposal of assets	-	-	218
Realized loss on marketable securities	-	2,266	4,604
Common stock of subsidiary issued and option valuation for services	6,642	-	7,616
Subsidiaries’ stock based compensation and stock bonuses	4,746	-	6,040
Exploration expenses paid with stock of subsidiaries	1,224	-	1,224
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	(197)	(197)
Accrued interest converted to subsidiary’s common stock	29	-	29
Loss on conversion of debt to subsidiary’s common stock	783	-	783

Changes in operating assets and liabilities:
Other receivables	(100)	(469)	(1,037)
Other assets	(139)	12	(934)
Accounts payable and accrued expenses	1,520	(96)	3,073
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(3,109)	(3,438)	(18,173)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

 (Continued)

	For the Year Ended		From inception
	December 31,		(October 14, 1999)
	2010	2009	to Dec. 31, 2010
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Acquisition of property, plant and equipment	(268)	(1,607)	(2,828)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	4,547	6,278
Proceeds from the sale of assets	-	-	384
Purchase of mining concession	(25)	(643)	189
Proceeds from note receivable payments	-	-	(7)
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	2	2
Business acquisition goodwill	-	(4)	(4)
Cash in discontinued operations	-	-	(3)
Net cash (used) / provided by in investing activities	(293)	2,295	3,569

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	150	-	150
Proceeds from notes payable	480	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(761)	(586)	(10,778)
Change in due to/from related parties, net	(19)	(370)	384
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	2,372	2,668	8,961
Payments from joint venture partners	-	-	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Cash from the sale of common stock	-	-	5,753
Net cash provided by financing activities	2,222	1,712	14,905

Effect of exchange rate changes on cash	(78)	618	(110)

Net (decrease) increase	(1,258)	1,187	193
Cash, beginning of period	1,451	264	-
Cash, end of period	$ 193	$ 1,451	$ 193

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars, except per share amount)

 (Continued)

	For the Year Ended December 31,		From inception (October 14, 1999) to December 31,
	2010	2009	2010
Supplemental Information:
Interest paid	$ 25	$ 93	$ 838
Income taxes paid	$ -	$ -	$ 10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$ 559	$ -	$ 1,341
Share receivable for debt	$ -	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share	$ -
receivable for services	$ -	$ -	$ 35
Purchase of or (reduction) in purchase of concession
notes payable, stock and warrants plus capitalize interest	$ (3,324)	$ 4,212	$ 19,497
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ -	$ 359
Recoverable value-added taxes incurred through Additional debt and due to related party, net of mining concession modification	$ 1,470	$ 14	$ 1,408
Purchase of La Escuadra with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ -	$ -	$ 2,301
Acquisition of property and equipment through debt	$ 247	$ -	$ 414
Unrealized (gain)/loss in investments, available for sale	$ -	$ 8,523	$ 10,648
Accrued and capitalized interest	$ 88	$ 112	$ 369
Subsidiary common stock payable for debt – Non-controlling interest	$ 783	$ -	$ 783
Receivable reclassified to mining deposit	$ 28	$ -	$ 28

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1.

Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Tara Gold Resources, Corp. (the “Company”) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group. By special resolution of the shareholders, the Company changed its name to Tara Gold Resources, Corp. on February 9, 2005.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in the United States of America and Mexico. In May 2006, the Company acquired 97% of the common stock of Corporacion Amermin, S.A. de C.V. (“Amermin”).  In October 2007, the Company acquired the remaining 3% of the common stock of Corporacion Amermin, S.A. de C.V. for 1,500,000 shares of the Company’s common stock valued at $600,000. In May 2006, the Company established Tara Minerals Corp. (‘Tara Minerals”),which owns 99.9% of the common stock of American Metal Mining, S.A. de C.V. (“AMM”), which was established in December 2006 and operates in México. The Company, through Tara Minerals, also owns 87% of the common stock of Adit Resources Corp., which in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006 and operates in México.  Adit Resources Corp. (“Adit”) was organized in June 2009 and ACM was purchased in June 2009. As of December 31, 2010 and 2009 the Company owned 70% and 80%, respectively, of the outstanding shares of Tara Minerals.

Tara Minerals is a separate publicly traded company under the symbol TARM.

The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

The consolidated financial statements include the financial statements of the Company and its two subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice. At December 31, 2010 and 2009 the Company has no joint ventures or VIEs.

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

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the years ended December 31, 2010 and 2009 respectively (Mexican peso per one U.S. dollar).

2010
Current exchange rate at December 31, 2010	Ps. 12.3817
Weighted average exchange rate for the year ended December 31, 2010	Ps. 12.6366

2009
Current exchange rate at December 31, 2009	Ps. 13.0437
Weighted average exchange rate for the year ended December 31, 2009	Ps. 13.5146

Other comprehensive (loss) income for the years ended December 31, 2010 and December 31, 2009 are approximately ($70,000) and $214,000, respectively, and is primarily the result of foreign currency exchange differences and unrealized gains/loss on marketable securities. Inception to date other comprehensive loss is approximately $506,477.

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

Cash, Cash Equivalents and Securities

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010 or December 31, 2009.

Investments with stated maturities of greater than three months and traded on an active markets that are accessible at the measurement date are classified as available-for-sale marketable securities.  In accordance with the Comprehensive Income topic of the FASB ASC, we account for unrealized gain (loss) as a component of other comprehensive income. An unrealized gain of $617,772 was recorded in other comprehensive income for the year ended December 31, 2009.

Investments that are not traded on an active market, have little or no market activity or unobservable inputs are analyzed for classification as available-for-sale or held to maturity securities and are reported at cost in accordance with the Investments Topic of the FASB ASC.  Current or long term balance sheet classification is dependant on management’s intention of liquidating the related security.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted.

Effective January 1, 2010 the Mexican government increased Impuest al Valor Agregado taxes (IVA) from 15% to 16% and Impuesto Sobre la Renta (ISR) from 28% to 30%. These financial statements reflect these increases.

Each period receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  We have allowed $1,641,044 and $374,116 as of December 31, 2010 and 2009, respectively, in association with our receivable from IVA from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

Property and Equipment and Mining Concessions

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

• estimated recoverable ounces of copper, lead, zinc, silver or other precious minerals

• estimated future commodity prices

• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2010 and 2009, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications, which have no effect on net (loss) income, have been made in the prior period financial statements to conform to the current presentation.

Revenue recognition

Revenue from the sale of concentrate and industrial metals will be recognized when ownership passes to the purchaser at which time the following conditions are met:

i)

persuasive evidence that an agreement exists;

ii)

the risks and rewards of ownership pass to the purchaser including delivery of the product;

iii)

the selling price is fixed and determinable; or,

iv)

collectivity is reasonably assured.

Reclamation and remediation costs (asset retirement obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2010 or December 31, 2009.

Exploration expenses

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Purchase of Technical Data

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions.  When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and in accordance with the Research and Development (R&D) Topic of the FASB ASC is expensed when incurred.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee’s Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

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

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recently adopted and recently issued accounting guidance

Adopted

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Issued

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 2.

Property, plant, equipment, mine development and land

	December 30, 2010	December 31, 2009

Land	$ 19,590	$ 19,590

La Currita (2)	1,253,439	1,253,439
Las Minitas	2,351,027	2,292,428
Pilar (1)	728,313	728,313
Don Roman (1)	521,739	521,739
Las Nuvias (1)	100,000	100,000
Picacho and Picacho Fractions	1,456,718	4,771,050
Centenario (1)	1,946,545	1,905,472
Las Brisas (2)	3,134	3,134
Mezquite and Mariana	168,480	166,599
Auriferos (2)	100,000	100,000
Pirita	246,455	245,270
	8,875,850	12,087,444
Property, plant and equipment	3,823,812	1,144,834
Construction in progress	-	2,163,485
Less – accumulated depreciation	(361,086)	(111,280)
	$ 12,358,166	$ 15,304,073

(1)

Collectively, the Don Roman Groupings.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

(2)

Tara Gold maintains ownership of these properties without change to valuation or other terms.

Depreciation expense for the years ended December 31, 2010 and 2009 was $249,805 and $40,385 respectively.

a.

In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”.  The effective purchase price of the properties is $2,663,913.

As of December 31, 2010, the resulting debt payment schedule, including applicable value added tax, is as follow:

2011	$ 22,500
2012	1,953,624
$ 1,976,124

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $2,150,000 has been discounted using the incremental borrowing rate of 3.56%. As of December 31, 2010, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,750,000	$ 302,500	$ 2,052,500
Imputed interest	(76,376)	-	(76,376)
Present value of debt	1,673,624	302,500	1,976,124
Less: current portion	-	(22,500)	(22,500)
	$ 1,673,624	$ 280,000	$ 1,953,624

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

b.

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

In July 2009 Tara Minerals transferred the Picacho prospect to Adit.  In connection with the transfer of the prospect, Adit issued Tara Gold a promissory note in the principal amount of $650,000 to compensate Tara Gold for its down payment toward the purchase price of the property and to reimburse

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Tara Gold for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $600,000 towards this note.

In March 2010, Adit and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $527,000. At March 31, 2010 the amended purchase price was paid in full.

In March 2010, Adit purchased technical data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of the Company’s common stock and 320,000 shares of Adit’s common stock. The technical data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of March 31, 2010 the Picacho Prospect did not have any proven reserves.  As such, the information purchased was considered research and development pertaining to a developing mine and in accordance with the ASC Research and Development (R&D) Topic - R&D is expensed when incurred. The parties agreed that the value of the stock for the technical data was $2.25 per share for Adit stock and $4.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  320,000 shares of Adit’s common stock were valued at $0.75 per share, and 437,500 shares of the Company’s common stock were valued at $2.25.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2010.

c.

In November 2008, AMM executed an agreement to acquire eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for a total of $1,894,050, including $247,050 in value added taxes.

In June 2009, AMM and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which we had already paid and recorded as a mining deposit, and 3) apply $197,956 toward the updated value of the concession which was originally paid by another subsidiary of Tara Gold Resources Corp.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of our mining deposit of $127,000, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession and 4) and increase in our due to related party of $197,956 plus related value added tax.  Our effective amount financed in relation to this concession $1,675,044 plus $251,257 of value added tax.

As of December 31, 2010, the resulting debt payment schedule, including applicable value added tax, is as follow:

2011	$ 548,091
2012	981,192
$ 1,529,283

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $1,675,044 has been discounted using the incremental borrowing rate of 2.97%.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

As of December 31, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(53,455)	-	(53,455)
Present value of debt	1,310,974	218,309	1,529,283
Less: current portion	(468,091)	(80,000)	(548,091)

d.

In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value added taxes of $25,907 owed to a third party.

The remaining debt payment schedule, including applicable value added tax, is as follow:

2011	$ 147,030

In accordance with the Interest Expense topic of FASB, the future payments of the total payment amount of $190,000 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2010, the present value of future payments on the Mariana and Mezquite contract is as follows:

	Debt	IVA	Total
Future payments	$ 129,310	$ 20,690	$ 150,000
Imputed interest	(2,970)	-	(2,970)
Present value of debt	126,340	20,690	147,030
Less: current portion	(126,340)	(20,690)	(147,030)
	$ -	$ -	$ -

As of April 15, 2011 the Company was actively working with the note holder which may include the termination of this agreement and return of the property.

e.

In June 2009 AMM executed an agreement to acquire three mining concessions known as “Pirita” from an independent third party. The properties approximate 6,700 hectares and were purchased for a total of $50,000 cash, $230,000 financed, including $30,000 in value added taxes.

The resulting debt payment schedule, including applicable value added tax, is as follow:

2011	$170,455

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In accordance with the Interest Expense topic of FASB ASC, the future payments of the total payment amount of $200,000 has been discounted using the incremental borrowing rate of 2.76%. As of December 31, 2010, the present value of future payments on the Pirita contract is as follows:

	Debt	IVA	Total
Future payments	$ 150,000	$ 24,000	$ 174,000
Imputed interest	(3,545)	-	(3,545)
Present value of debt	$ 146,455	$ 24,000	$ 170,455

Other Fixed Assets

For the twelve months ended December 31, 2010, Tara Gold and it subsidiaries purchased equipment and other fixed assets in the normal course of business. During the 6 months ended June 30, 2010, Tara Gold finished the construction of the plant at the Don Roman mine.

Note 3.

Mining Deposits

 a)

On January 30, 2006, the Company acquired the rights to one concession, known as “La Estrella”. The sales price of the property is $400,000.

The Company has paid approximately $24,000 toward the purchase price but the seller of the property has not complied with their obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2010 and 2009, respectively.  The Company is reviewing the situation with its legal advisors in Mexico.

b)

In February 2006, the Company acquired the rights to one concession, known as “La Virginia”.  The sales price of the property is $600,000.

The Company has paid approximately $5,500 toward the purchase price but the seller of the property has not complied with their obligations under the purchase agreement and the Company has fully allowed for this amount as of December 31, 2010 and 2009, respectively.  The Company is reviewing the situation with its legal advisors in Mexico.

c)

As of December 31, 2009, the Company paid a deposit of $25,000 toward the involvement in the “El Tigre” mining project in Sinaloa, Mexico. As of December 2010, the Company reclassified $28,368 given to a third party as mining deposits because they are in fact mining deposits for future acquisitions.

Note 4.

Income Taxes

As of December 31, 2010, Tara Gold, Tara Minerals and Adit all file separate income tax returns from the Tara Gold consolidated return.

For the year ended December 31, 2009 Tara Minerals and American Metal Mining (“AMM”) were part of the consolidated Tara Gold return and as such, all related deferred tax assets or liabilities were calculated on the consolidated tax return and pushed down to the underlying subsidiaries as needed.  No tax benefit for the year ending December 31, 2009 was reported in connection with the net operating loss carry forwards that related to Tara Minerals and its subsidiary AMM.  The total tax benefit recognized at the

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Tara Gold consolidated level as of December 31, 2009 was $1,822,300 which was fully used as of December 31, 2010.

Effective for the year ending December 31, 2010, Tara Minerals will begin filing income tax returns in the United States and continue to file Mexican federal jurisdictions.  The U.S. returns for 2010 will be filed after the filing of these financial statements; the Mexico 2010 tax return has been filed.  No tax returns for Tara Minerals or AMM are currently under examination by any tax authorities.

As of December 31, 2010, open tax years for Tara Gold are 2008 – 2010, with the U.S. federal return to be filed after the filing of these financial statements.  No returns during this time are currently under examination by any U.S. tax authority.  Tara Gold’s Mexico based subsidiary, Amermin, has filed its 2010 tax return.  Amermin’s 2007 tax return has been audited by the Mexican government, with their corresponding report dated January 13, 2011.  Upon receipt of this report Amermin’s Mexico tax experts have recommending strongly appealing the report.  An appeal to the report was filed March 10, 2011.  As the amounts of final tax liability are uncertain at this time no income tax payable accruals have been recorded.

Adit and its subsidiary American Copper Mining (“ACM”) did not have a deferred tax asset or liability for the year ended December 31, 2009 due to the use of valuation allowances to reduce the benefits of a net operating loss to zero.

Adit files income tax returns in the United States and Mexican federal jurisdictions.  The U.S. returns for 2010 will be filed after the filing of these financial statements; the Mexico 2010 tax return has been filed.  Upon tax return filing, the U.S. federal returns are considered open tax years, with 2009 an open tax year.  The returns for 2010 will be filed after the filing of these financial statements.  No tax returns for Adit or ACM are currently under examination by any tax authorities.

The provision for federal and state income taxes for the year ended December 31, 2010 includes elements of Adit and ACM as one filing entity; and Tara Minerals and AMM as a separate filing entity.

The December 31, 2010 and since inception income tax benefit is as follows:

	Adit and ACM	Tara Minerals and AMM	Tara Gold and Amermin	Total
Current – U.S. Federal	$ -	$ -	$ -	$ -
Current – Mexico	-	-	-	-
Deferred – U.S. Federal	(719,319)	(5,142645)	(524,011)	(6,385,975)
Deferred – Mexico	(129,164)	(926,839)	(2,638,389)	(3,694,392)
Increase in valuation allowance	488,823	3,498,162	3,162,400	7,149,385
Income tax expense (benefit)	$ (359,660)	$ (2,571,322)	$ -	$ (2,930,982)

We believe that the deferred tax asset above is realizable, net of the valuation allowance disclosed, due to Adit’s letter of intent with Yamana that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  Additionally, interest from various parties has also been expressed towards El Oro (a concession within the Don Roman Groupings), Tara Gold iron ore, gold, copper prospect. Based on this interest, Tara Gold has been investigating the economic merits surrounding the iron ore market, has found favorable results, and is now working on a number of development strategies relating to iron ore.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•

Differences in expensed stock based compensation and stock for investor relation services and corporate officers.

•

The capitalization of foreign mining exploration expenses for federal income tax purposes.

•

Differences in calculating Joint Venture profits (losses).

•

Differences in calculating gain on the dilution of joint ventures.

•

Differences resulting from installment sales.

•

A carryforward of a net operating loss.

At December 31, 2010 total deferred tax assets and deferred tax liabilities are as follows:

	Adit and ACM	Tara Minerals and AMM	Tara Gold and Amermin	Total
Deferred tax asset – current	$ -	$ -	$ -	$ -
Deferred tax asset – non current	848,482	6,069,484	524,011	7,441,977
Total deferred tax asset	848,482	6,069,484	524,011	7,441,977

Deferred tax liability - current	-	-	-	-
Deferred tax liability – non current	-	-	-	-
Total deferred tax liability	-	-	-	-

Valuation allowance	(488,823)	(3,498,162)	(524,011)	(4,510,996)
Net deferred tax asset (liability)	$ 359,659	$ 2,571,322	$ -	$ 2,930,982

Net operating losses expire as follows:

	Adit and ACM	Tara Minerals and AMM	Tara Gold and Amermin	Total
December 31, 2020	$ 57,440	$ -	$ 1,307,173	$ 1,364,613
December 31, 2021	78,507	12,913,910	190,000	13,182,417
Total net operating loss	$ 135,947	$ 12,913,910	$ 1,497,173	$ 14,547,030

Per Internal Revenue Code Section 382, in the event of a change of ownership, the availability of Adit and the Company’s net operating losses carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico.  ACM has a net operating loss in Mexico of approximately $430,546 with an estimated tax benefit of $129,164 and AMM has a net operating loss in Mexico if $3,089,464 with an estimated tax benefit of $926,839.  Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiaries at December 31, 2010.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	Adit and ACM	Tara Minerals and AMM	Tara Gold and Amermin
Statutory U.S. Federal tax rate	35%	35%	35%
Statutory Mexico tax (benefit) rate	30%	30%	30%

Valuation allowance U.S. Tax (benefit)	-	-	-
Valuation allowance Mexico Tax (benefit)	(30%)	(30%)	(30%)
Effective income tax rate	35%	35%	35%

Note 5.

Related Party Transactions

Due from related parties, net of due to was $259,407 as of December 31, 2010.  Due to related parties, net of due from was $354,247 as of December 31, 2009.

The Company is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were assigned to the Company’s subsidiary AMM as of January 2007. AMM makes payments to Amermin and Amermin made payments related to the original purchase agreements.  At December 31, 2009, Amermin has paid the original note holder in full but AMM has not paid Amermin. At December 31, 2010, due to related parties, included (which is eliminated during the consolidation of these financial statements):

- Pilar mining concession:  $535,659 (inclusive of valued added tax)

As of December 31, 2010 the Company had loaned Tara Minerals $1,804,760 and it is due on demand. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

In July 2009, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of Picacho mentioned in Note 2 (f) above, and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $600,000 towards this note.  In March 2010, Adit acquired technical data pertaining to Picacho.  Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 the Company may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  The Company will receive one share of Adit’s common stock for each $0.75 (as amended December 31, 2010) of principal and interest converted. Both notes are intercompany transactions that eliminate during the consolidation of these financial statements.

During the year ended December 31, 2010 an officer of the Company loaned the Company $50,000. The note bears interest at 10% per year, and was due and payable on December 15, 2010. As further consideration for extending credit to the Company, the officer received a warrant that entitles him to purchase 50,000 shares of the Company’s restricted common stock at a price of $1.20 per share. In

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

December 2010, the Company extended the note holder the ability to convert the note, plus interest, into shares of the Company at $0.50 per share.  Upon conversion any outstanding warrants would be expire.  The officer elected to convert the note and related interest as of December 31, 2010.  Based on the fair value of the shares at December 31, 2010 the Company incurred a loss on debt extinguishment of $74,006.  The related shares were issued in 2011.

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year, with interest payable quarter and due on December 31, 2010. The note was extended on January 1, 2011 to June 30, 2011 with the same terms.

In June 2009, Tara Minerals borrowed $1,695,000 from Tara Gold.  The loan bore interest at the prime rate plus 3.25%.  On December 31, 2009 Tara Gold converted the amounts loaned to Tara Minerals, plus accrued interest of $55,088, into 8,750,440 shares of Tara Minerals’ common stock.

Note 6.

Note Payable

The following table represents the outstanding balance of notes payable.

	December 30, 2010	December 31, 2009

Mining concessions	$ 3,404,582	$ 7,274,400
Notes payable	-	-
Notes payable, related party	-	-
Auto loans	119,766	-
Equipment	72,848	-
	3,597,196	7,274,400
Less – current portion	(993,531)	(1,106,052)
Total long term notes payable	$ 2,603,665	$ 6,168,348

See Note 2 above for notes payable relating to mining concessions.

During the year ended December 31, 2010 various non-related parties loaned the Company a total of $480,000. The notes bear interest at 10% per year, and are due and payable six months after the promissory note date. The Company elected to extend the maturity of the notes by six months. The interest increased to 12% from and after December 15, 2010. As further consideration for extending credit to the Company, each note holder received a warrant that entitles them to purchase 480,000 shares of the Company’s restricted common stock at a price of $1.20 per share. In December 2010, the Company extended the notes to offer the note holders the ability to convert the note, plus interest, into shares of the Company at $0.50 per share.  Upon conversion any outstanding warrants would expire.  All note holders elected to convert their notes and related interest as of December 31, 2010.  Based on the fair value of the shares at December 31, 2010 the Company incurred a loss on debt extinguishment of $709,084.  The related shares were issued in 2011.

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at 3.25% per year, with interest payable quarter and due on December 31, 2010. The note was extended on January 1, 2011 to June 30, 2011 with the same terms.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, AMM financed the purchase of three Ford F-150's, one Ford F-250, one Ford-350 and one Courier Pick-Ups to be used in operations for $128,750. The loan is for 48 months. As of December 31, 2010 the outstanding balance of the loan was $119,766.

On July 21, 2010, AMM financed the purchase of mining equipment for $98,500 plus IVA of $15,760 to be used in operations. As of December 31, 2010 the outstanding balance of the note is $72,848 including IVA.

Note 7.

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

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

As of December 31, 2009, the Company had 102,795,119 shares of common stock issued and outstanding.

During the year ended December 31, 2010, the Company did not have any stock transactions.

As of December 31, 2010, the Company had 102,795,119 shares of common stock issued and outstanding.

Note 8.

Non-controlling interest

During the year ended December 31, 2009 Tara Minerals received $2,998,500 from the sale of 7,371,000 shares of its’ common stock under two different private placements to independent third parties, issued 1,200,000 shares for equipment  valued at $600,000 and sold $1,375,501 for 2,325,834 shares of common stock with warrants attached.  In May 2009, Tara Gold (“TG”) exchanged 2,147,750 TM’ shares for (the fair market value was $0.54 per share or $1,159,785 on May 29, 2009) for 1,500,000 Paramount Gold and Silver Corp. (“Paramount”) shares for $0.72 per share or $1,080,000.   At December 31, 2009 these shares represented 19.9% of the total common shares outstanding or subscribed for.

In October 2009, the Company’s subsidiary, Adit initiated a private placement of Adit’s common stock for $0.75 per share up to $1,500,000.  As of December 31, 2009 Adit had received $1,499,451 from the sale of 1,999,268 shares of Adit common stock in this private placement.

During the year ended December 31, 2010 Tara Minerals issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

3,440,657 shares for cash valued at $2,111,543;

•

2,222,039 shares issued for services valued at $4,397,209;

•

100,000 shares for officer bonuses valued at $157,000; and,

•

437,500 shares valued at $984,375 for exploration expenses, Technical Data relating to Picacho.

Tara Minerals stock payable at December 31, 2010 was $1,129,696 for 1,118,700 shares.

During the year ended December 31, 2010 Adit issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

347,309 shares for cash $260,482;

•

111,182 shares which where subscribed in a prior period; and,

•

320,000 shares valued at $240,000 for exploration expenses, Technical Data relating to Picacho.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Adit’s stock payable at December 31, 2010 was $488,500 for 650,000 shares.

	Non-controlling interest at December 31, 2010	Non-controlling interest at December 31, 2009
Tara Minerals:
January 2007 private placement	$ 2,540,500	$ 2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	2,306,181	1,375,500
Shares issued for services and bonuses	3,898,625	353,976
March 2009 private placement	458,000	458,000
March 2010 private placement	1,393,606	-
Shares acquired by the Company from a third party	(1,073,875)	(1,073,875)
Cumulative statement of operations pickup through December 31, 2009	(1,189,195)	(1,189,195)
Statement of operations pickup 2010	(5, 269,250)	-
Exploration expenses paid	984,375	-
Warrants and options to third parties (see footnote 9)	7,782,667	-
Share subscriptions, net	1,129,696	-
Adit:
July 2009 private placement	1,499,500	1,239,018
Finder’s fees	95,215	11,879
Share subscriptions	-	357,272
Statement of operations pickup 2010	(400,368)	-
Exploration expenses paid with stock	240,000	-
Stock bonuses and options to officers (see footnote 9)	622,475	-
ACM:
Non-controlling interest	4	-
Total non-controlling interest	$ 15,618,160	$ 4,673,075

Note 9.

Options and Warrants

On February 1, 2007, the Company adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

In July 2008, the Company filed a registration statement on Form S-8 to register the shares issuable upon the exercise of Incentive Stock and Nonqualified Stock Option as well as any shares that may be issued pursuant to the Stock Bonus Plan.

In February 2007, the Company granted two of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 and were originally scheduled to expire on February 1, 2010.  In January 2010, the expiration date of these options was extended to February 2012.  In the first quarter of 2010, the Company recognized an additional $889,031 in stock compensation associated with the extension of the expiration date.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

In January 2010, the Company granted two of its officer’s options under its Incentive Stock Option Plan for the purchase of 750,000 shares of common stock. The options are exercisable at a price of $1.57 per share and vest at various dates until January 2017. The options expire at various dates beginning January 2015.  Vested options were valued at $182,735.

In January 2010, the Company granted options to three of the Company’s officers under its Nonqualified Stock Option Plan. The options allow for the purchase of 1,250,000 shares of common stock at an exercise price of $0.05 per share.  These options vested immediately, expire in January 2015 and were valued at $2,334,201.

In 2010, the Company granted options for the purchase of 1,000,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $2.15 a share and vested during 2010. For financial reporting purposes, the options were valued at $2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

In September 2010, the Company granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. For financial reporting purposes, the options were valued at $145,412.

Warrants issued in relation to investor relations agreements vest at various rates that began the second quarter of 2010.

During 2010, the Company issued warrants in relation to debt, these warrants were cancelled when the note holders elected to convert the debt to shares (see Notes 5 and 6).

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following stock option plans:

•

Incentive Stock Option Plan

•

Nonqualified Stock Option Plan

•

Stock Bonus Plan

In October 2009, Adit granted four of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 per share, the options will best at a rate of 20% per year, the first set of options vested on October 28, 2010, and are scheduled to expire on November 15, 2015.

In October 2009, Adit granted four of its officers bonus shares under its Stock Bonus Plan for 475,000 shares, 50% of the shares vested on October 28, 2010 and the remaining 50% will vest on October 28, 2011.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

2010
Expected volatility	208.37% - 319.79%
Weighted-average volatility	159.17%
Expected dividends	0
Expected term (in years)	0.75 – 4.50
Risk-free rate	0.30% - 2.37%

A summary of option activity under the Plan as of December 31, 2010, 2009, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	4,650,000	0.87
Exercised	(20,000)	1.00
Forfeited or expired	(1,000,000)	0.05
Outstanding at December 31, 2010	4,630,000	$ 0.49	4.0	$3,111,000
Exercisable at December 31, 2010	3,155,000	$ 0.93	4.0	$ 3,053,500

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	4,650,000	1.37
Vested	(3,175,000)	1.26
Forfeited	-	-
Nonvested at December 31, 2010	1,475,000	$ 1.37

A summary of warrant activity under the Plan as of December 31, 2010 and 2009, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65
Granted	4,775,252	1.43
Exercised	(2,052,336)	0.82
Forfeited, cancelled or expired	(1,673,417)	1.54
Outstanding at December 31, 2010	4,271,999	$ 0.73	1.5	$ 2,190,060
Exercisable at December 31, 2010	4,271,999	$ 0.73	1.5	$ 2,190,060

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	4,775,252	1.82
Vested	(4,275,252)	1.39
Forfeited, cancelled or expired before vesting	(500,000)	1.82
Nonvested at December 31, 2010	-	$ -

Note 10.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total due to related parties, net	$ 432,786	$ 432,786	$ -	$ -
Total long term accrued liabilities	418,309	418,309	-	-
Total notes payable	3,697,169	3,697,169	-	-
Total	$ 4,548,264	$ 4,448,264	$ -	$ -

Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Total due from related parties	$ 354,247	$ 354,247	$ -	$ -

Liabilities:
Total long term accrued liabilities	$ 989,067	$ 989,067	$ -	$ -
Total notes payable	7,274,399	7,274,399
Total	$ 8,263,466	$ 8,263,466	$ -	$ -

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 11.

Joint Ventures

In July 2010, the Company entered into a joint venture agreement with third parties. The joint venture agreement provides that the third parties will contribute 100% of the mining rights to the concession, “Mina Godinez” and the Company will have the exclusive rights to manage, operate, explore and exploit the concession. The Company will pay for the construction of buildings, access roads, and any necessary improvements. The Company will also pay for the machinery and equipment required for the operation of the mine. Any machinery or equipment used for the development of the mine will remain the exclusive property of the Company. Once production starts, the Company will receive 60% of the profits from the mine until it is fully reimbursed for its costs.  The Company will receive 40% of the profits thereafter.  The Company, also has a first right of refusal to purchase the property.   The joint venture agreement will expire in July 2020, at which time the joint venture will be liquidated and dissolved. As of December 31, 2010, no costs have been incurred.

Note 12.

Deposits

In September 2010, Tara Minerals signed an agreement to purchase three real estate properties for a price of $1,000,000. In order to hold these properties Tara Minerals made a cash deposit of $60,000. Tara Minerals is obligated to pay all the expenses, fees and general expenditures relating to the sale, which expenses, up to a maximum of $500,000, are deductible from the sales price.

Note 13.

Subsequent Events

Management evaluated all activity of the Company through April 15, 2011 (the issue date of the Financial Statements) and concluded the following disclosures are pertinent:

a.

March 2011, Tara Minerals issued 1,118,699 shares to the note holders that elected to convert their notes and related interest as of December 31, 2010. The value of the shares was $1,342,439 or $1.20 per share.

b.

March 2011, Tara Minerals issued 125,000 shares of common stock for warrants exercised, for $50,000 or $0.40 a share for cash.

c.

On January 28, 2011, Adit Resources Corp., a subsidiary of Tara Minerals, sold 500,000 units at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrants.  Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is expected to be completed May 15, 2011.  Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit. The units will be identical to the units sold on January 28, 2011.  From the $3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000. Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

d.

On March 2011, AMM executed an agreement to acquire six mining concessions known as La Verde from an independent third party. The properties approximate 2,104 hectares, and were purchased for a total of $92,800, including $12,800 in value added taxes. AMM paid $50,000 as a deposit for the concession mining deposit which was applied to the effective price of the property.  The remaining balance of $42,800 is due thirty days after the execution date of the agreement.

March 2011, AMM purchased technical data pertaining to La Verde concessions from the former owner in consideration for 460,000 shares of the Company’s common stock.

e.

In September 2010, Tara Gold entered into a tentative agreement with Tara Minerals which provided that Tara Minerals will acquire all of the outstanding shares of Tara Gold by exchanging one Tara Mineral share for two Tara Gold shares.  In 2011 this acquisition was cancelled.  Tara Gold Resources Corp. will begin to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold Resources Corp.  The ex-dividend date is May 18, 2011, the record date is May 20, 2011 and the payment date is May 27, 2011.  Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

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