Form 10-K/A
period 2010-12-31
TARA GOLD RESOURCES CORP.
filed 2011-05-23
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

 Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2010 was approximately $31,392,000.

As of April 15, 2011, the Company had 102,795,119 outstanding shares of common stock.

Documents incorporated by reference:

None

2

EXPLANATORY NOTE

Tara Gold Resources Corp. is amending its Form 10-K/A to correct certain reclassifications, which have no effect on net loss.  Specifically on the Balance Sheet and the Statement of Operations, and as a result the Statement of Cash Flows  for the periods ending December 31, 2010 and inception through December 31, 2010, and to clarify Note 4. Income Taxes and fix minor clerical typos.

The effects on our previously issued December 31,  2010 financial statements are summarized as follows:

Consolidated Balance Sheet:

	December 31, 2010		December 31, 2010
	As filed	Adjustment	Restated

Other receivables, net	$ 227	$ 985	$ 1,212
Total assets	$ 16,386	$ 985	$ 17,371

Accounts payable and accrued expenses	$ 1,688	$ 985	$ 2,675
Total liabilities	$ 6,064	$ 985	$ 7,049

Consolidated Statement of Operations and Comprehensive Loss:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2010
	As Filed	Adjustment	Restated

Operating, general and administrative expenses	$ 17,639	$ (169)	$ 17,471
Net operating loss	(20,170)	(169)	(20,452)

Income tax benefit, net of expense	(1,183)	169	(1,015)
Loss from continuing operations	$ (19,437)	$ -	$ (19,437)

	For the period October 14, 1999 (Inception) to December 31, 2010		For the period October 14, 1999 (Inception) to December 31, 2010
	As Filed	Adjustment	Restated

Operating, general and administrative expenses	$ 34,439	$ (169)	$ 34,271
Net operating loss	(40,824)	(169)	(40,666)

Income tax benefit, net of expense	(2,485)	169	(2,317)
Loss from continuing operations	$ (23,203)	$ -	$ (23,203)

3

Consolidated Statement of Cash Flows:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2010
	As Filed	Adjustment	Restated
Cash flows from operating activities
Other receivables	(100)	(985)	(1,085)
Accounts payable and accrued expenses	1,520	985	2,504
Cash flows used in operating activities	$ (3,109)	$ -	$ (3,109)

	For the period October 14, 1999 (Inception) to December 31, 2010		For the period October 14, 1999 (Inception) to December 31, 2010
	As Filed	Adjustment	Restated
Cash flows from operating activities
Other receivables	(1,037)	(985)	(2,022)
Accounts payable and accrued expenses	3,073	985	4,0457
Cash flows used in operating activities	$ (18,173)	$ -	$ (18,173)

Due to the above corrections, Item 8 has changed and is presented in this amendment.

4

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

AND

THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH DECEMBER 31, 2010

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

Mendoza Berger & Company, LLP

Irvine, CA

April 18, 2011

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)

	December 31, 2010	December 31, 2009
Assets	(Restated)
Current assets:
Cash	$ 193	$ 1,451
Other receivables, net of $2,010 and $374 of allowance as of December 31,
2010 and December 31, 2009, respectively	1,212	3,262
Due from related parties, net of due to related parties of $292 December 31, 2009	-	354
Marketable securities	450	450
Other current assets	1	3
Total current assets	1,856	5,520
Property, plant, equipment, mine development, construction in progress and land, net of accumulated depreciation of $361 and $111 as of December 31, 2010 and December 31, 2009, respectively	12,359	15,304
Mining deposits	53	25
Deferred tax, non-current portion	2,931	1,748
Goodwill	12	12
Other assets	160	19
Total assets	$ 17,371	$ 22,628

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,675	$ 1,143
Notes payable, current portion	994	1,106
Notes payable related party, current portion	100	-
Due to related parties, net of due from of $36 December 31, 2010	259	-
Total current liabilities	4,028	2,249
Long-term accrued liabilities	418	989
Notes payable, non-current portion	2,603	6,168
Total liabilities	7,049	9,406

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	103	103
Additional paid-in capital	12,175	12,175
Accumulated deficit during exploration stage	(17,060)	(3,293)
Other comprehensive loss	(514)	(436)
Total Tara Gold stockholders’ (deficit) equity	(5,296)	8,549
Non-controlling interest	15,618	4,673
Total equity	10,322	13,222
Total liabilities and equity	$ 17,371	$ 22,628

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

	For the Year Ended December 31,		From inception October 14, 1999 to December 31,
	2010	2009	2010
Revenues	(Restated)		(Restated)
Revenue from website development and software	$ -	$ -	$ 168
Mining revenues	160	-	557
Total revenues	160	-	725
Cost of revenue	658	-	759
Gross margin	(498)	-	(34)
Exploration expenses	2,033	280	6,351
Operating, general, and administrative expenses	17,471	4,156	34,271
Net operating loss	(20,002)	(4,436)	(40,656)
Non-operating (income) expense:
Interest (income)	(26)	(95)	(308)
Interest expense	450	67	1,210
Settlement expense	-	-	(134)
Loss on extinguishment of debt	-	1,097	766
(Gain) on deconsolidation of joint venture	-	-	(8,661)
(Gain) on sale of joint venture interest	-	-	(3,112)
(Gain) on dissolution of joint venture	-	(250)	(9,163)
Loss on disposal of assets	-	-	399
(Gain) on acquisition of mining concession	-	-	(100)
Loss on conversion of note payable	783	-	783
Realized loss on the sale of marketable securities	-	2,266	4,604
(Gain) on sale of net cash flow interest	-	(197)	(197)
Other (income)	(757)	(261)	(1,223)
	450	2,627	(15,136)
Loss before income taxes	(20,452)	(7,063)	(25,520)
Income tax benefit, net of $169 and $0 provision as of December 31, 2010 and 2009	(1,015)	(1,822)	(2,317)
Loss from continuing operations	(19,437)	(5,241)	(23,203)
Discontinued operations
Income from operations of discontinued oil properties (including loss on disposal of $7)	-	-	17
Loss from operations of La Escuadra	-	-	(1,038)

Net loss	(19,437)	(5,241)	(24,224)
Add: Net loss attributable to non-controlling interest	5,670	801	7,164

Net loss attributable to Tara Gold shareholders’	(13,767)	(4,440)	(17,060)

Other comprehensive income (loss):
Foreign currency translation	(78)	214	(514)
Unrealized gain, net on marketable securities	-	618	-

Comprehensive loss	$ (13,845)	$ (3,608)	$ (17,574)

Net loss per share, basic and diluted	$ (0.19)	$ (0.05)
Weighted average number of shares, basic and diluted	102,795,119	102,137,585

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

From inception (October 14, 1999) to December 31, 2010

(In thousands of U.S. Dollars, except share amounts)

 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Share Subscriptions	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Received	(Loss) Income	(Deficit) Equity

Balance at December 31, 2007	95,015,952	$ 95	$ 10,417	$ (4,648)	$ 468	$ (1,609)	$ 4,723

Issuance of common stock for services	175,000	-	67	-	-	-	67

Shares subscriptions delivered	1,150,000	1	467	-	(468)	-	-

Conversion of convertible debt to stock	5,654,167	6	184	-	-	-	190

Foreign currency translation gain	-	-	-	-	-	(637)	(637)

Unrealized loss on investments	-	-	-	-	-	978	978

Net income	-	-	-	5,795	-	-	5,795

Balance as of December 31, 2008	101,995,119	102	11,135	1,147	-	(1,268)	11,116

Issuance of common stock for services	800,000	1	1,040	-	-	-	1,041

Foreign currency translation gain	-	-	-	-	-	214	214

Unrealized loss on investments	-	-	-	-	-	618	618

Net loss	-	-	-	(4,440)	-	-	(4,440)

Balance as of December 31, 2009	102,795,119	$ 103	$ 12,175	$ (3,293)	$ -	$ (436)	$ 8,549

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

See accompanying notes to these consolidated financial statements

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

	For the Year Ended		From inception
	December 31,		(October 14, 1999)
	2010	2009	to Dec. 31, 2010
Cash flows from operating activities:	(Restated)		(Restated)
Net loss	$ (13,767)	$ (4,440)	$ (17,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	40	668
Allowance for doubtful accounts	2,268	131	2,638
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	1,040	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	(250)	(8,688)
Loss on extinguishment of debt, net	-	1,097	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	(1,183)	(2,125)	(2,931)
Non-controlling interest in net loss of consolidated subsidiaries	(5,670)	(447)	(7,164)
Amortization of beneficial conversion	289	-	650
Loss on the disposal of assets	-	-	218
Realized loss on marketable securities	-	2,266	4,604
Common stock of subsidiary issued and option valuation for services	6,642	-	7,616
Subsidiaries’ stock based compensation and stock bonuses	4,746	-	6,040
Exploration expenses paid with stock of subsidiaries	1,224	-	1,224
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	(197)	(197)
Accrued interest converted to subsidiary’s common stock	29	-	29
Loss on conversion of debt to subsidiary’s common stock	783	-	783

Changes in operating assets and liabilities:
Other receivables	(1,085)	(469)	(2,022)
Other assets	(139)	12	(934)
Accounts payable and accrued expenses	2,504	(96)	4,057
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(3,109)	(3,438)	(18,173)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars)

 (Continued)

	For the Year Ended		From inception
	December 31,		(October 14, 1999)
	2010	2009	to Dec. 31, 2010
Cash flows from investing activities:	(Restated)		(Restated)
Proceeds from sales of oil & gas properties	-	-	6
Acquisition of property, plant and equipment	(268)	(109)	(665)
Payments toward construction in progress	-	(1,498)	(2,163)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	4,547	6,278
Proceeds from the sale of assets	-	-	384
Purchase of mining concession	(25)	(643)	189
Proceeds from note receivable payments	-	-	(7)
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	2	2
Business acquisition goodwill	-	(4)	(4)
Cash in discontinued operations	-	-	(3)
Net cash (used) / provided by in investing activities	(293)	2,295	3,569

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	150	-	150
Proceeds from notes payable	480	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(761)	(586)	(10,778)
Change in due to/from related parties, net	(19)	(370)	378
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	2,372	2,668	8,961
Payments from joint venture partners	-	-	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Cash from the sale of common stock	-	-	5,753
Net cash provided by financing activities	2,222	1,712	14,906

Effect of exchange rate changes on cash	(78)	618	(110)

Net (decrease) increase	(1,258)	1,187	193
Cash, beginning of period	1,451	264	-
Cash, end of period	$ 193	$ 1,451	$ 193

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands of U.S. Dollars, except per share amount)

 (Continued)

	For the Year Ended December 31,		From inception (October 14, 1999) to December 31,
	2010	2009	2010
	(Restated)		(Restated)
Supplemental Information:
Interest paid	$ 25	$ 93	$ 838
Income taxes paid	$ -	$ -	$ 10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$ 559	$ -	$ 1,341
Share receivable for debt	$ -	$ -	$ 27
Issuance of common stock for assets	$ -	$ -	$ 304
Issuance of common stock under share	$ -
receivable for services	$ -	$ -	$ 35
Purchase of or (reduction) in purchase of concession
notes payable, stock and warrants plus capitalize interest	$ (3,324)	$ 4,212	$ 19,497
Beneficial conversion feature, convertible debt	$ -	$ -	$ 32
Beneficial conversion feature, convertible related party debt	$ -	$ -	$ 359
Recoverable value-added taxes incurred through Additional debt and due to related party, net of mining concession modification	$ 1,470	$ 14	$ 1,408
Purchase of La Escuadra with debt	$ -	$ -	$ 1,370
Receipt of stock for Joint Venture Payments and Fee Income	$ -	$ -	$ 2,301
Acquisition of property and equipment through debt	$ 247	$ -	$ 414
Unrealized (gain)/loss in investments, available for sale	$ -	$ 8,523	$ 10,648
Accrued and capitalized interest	$ 88	$ 112	$ 369
Subsidiary common stock payable for debt – Non-controlling interest	$ 783	$ -	$ 783
Receivable reclassified to mining deposit	$ 28	$ -	$ 28

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

Other comprehensive (loss) income for the years ended December 31, 2010 and December 31, 2009 are approximately ($70,000) and $214,000, respectively, and is primarily the result of foreign currency exchange differences and unrealized gains/loss on marketable securities. Inception to date other comprehensive loss is approximately $513,665.

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

Each period receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write off is necessary.  We have allowed $2,009,548 and $374,116 as of December 31, 2010 and 2009, respectively, in association with our receivable from IVA from our Mexico subsidiaries as we have determined that the Mexican government may not allow the complete refund of these taxes.

Property and Equipment and Mining Concessions

Mining concessions and acquisitions relating to mineral properties are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.  Exploration and development costs are expensed as incurred until properties are brought into production.

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

In March 2010, Adit and the note holder agreed to reduce the purchase of the Picacho concession to $1,250,000. Under the revised agreement, Adit paid the vendor $500,000 in cash (plus applicable taxes) as final consideration for the mining concession. These changes resulted in the following: 1) decrease debt by $3,324,485; and 2) decrease recoverable value-added taxes by $527,500. At March 31, 2010 the amended purchase price was paid in full.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

As of December 31, 2010, the present value of future payments on the Centenario contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,364,429	$ 218,309	$ 1,582,738
Imputed interest	(53,455)	-	(53,455)
Present value of debt	1,310,974	218,309	1,529,283
Less: current portion	(468,091)	(80,000)	(548,091)
	$ 842,883	$ 138,309	$ 981,192

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

As of December 31, 2010, open tax years for Tara Gold are 2008 – 2010, with the U.S. federal return to be filed after the filing of these financial statements.  No returns during this time are currently under examination by any U.S. tax authority.  Tara Gold’s Mexico based subsidiary, Amermin, has filed its 2010 tax return.  Amermin’s 2007 tax return has been audited by the Mexican government, with their corresponding report dated December 21, 2010.  Upon receipt of this report Amermin’s Mexico tax experts vigorously appealed the report.  An appeal to the report was filed March 10, 2011.  Even though the amounts of final tax liability are uncertain the Company has accrued income tax payable related to this of $640,000, which consisted of approximately $349,000 in tax and $291,000 in penalties and interest.

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

The 2009 total deferred tax asset was $1,747,700 inclusive of a valuation allowance of $2,923,600.  The amount was fully utilitized in 2010 as a result of the Tara Gold United States IRS audit.  The presentation between 2009 and 2010 above is different due to the changes in ownership between parent and subsidiary and the ability to file consolidated tax returns with the entities in each year.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Net operating losses generated in Mexico may only be used to offset income generated in Mexico.  ACM has a net operating loss in Mexico of $430,546 with an estimated tax benefit of $129,164 and AMM has a net operating loss in Mexico if $3,089,464 with an estimated tax benefit of $926,839.  Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiaries at December 31, 2010.

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

Note 5.

Related Party Transactions

Due to related parties, net of due from related parties and related allowance for doubtful accounts was $259,407 as of December 31, 2010. Due from related parties consists of $992,664 and allowance for doubtful accounts was $956,716 as of December 31, 2010. Due to related parties, net of due from was $354,247 as of December 31, 2009.

Tara Minerals is a subsidiary of Tara Gold Resources Corp. In January 2007, another subsidiary of Tara Gold Resources Corp., Corporacion Amermin, S.A. de C.V. (“Amermin”), made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Grouping). These properties were sold to the Tara Minerals as of January 2007. AMM makes payments to Amermin and Amermin made payments related to the original purchase agreements.  At December 31, 2009, Amermin has paid the original note holder in full but AMM has not paid Amermin. At December 31, 2010, due to related parties, included (which is eliminated during the consolidation of these financial statements):

- Pilar mining concession:  $535,659 (inclusive of valued added tax)

As of December 31, 2010 the Company had loaned Tara Minerals $1,804,760 and it is due on demand. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

In July 2009, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of Picacho mentioned in Note 2 (f) above, and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at prime rate plus 3.25% per year, and is due and payable on June 30, 2011.  Adit has since repaid $600,000 towards this note.  In March 2010, Adit acquired technical data pertaining to Picacho.  Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 the Company may convert the outstanding principal, plus accrued interest,

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

into shares of Adit’s common stock.  The Company will receive one share of Adit’s common stock for each $0.75 (as amended December 31, 2010) of principal and interest converted. Both notes are intercompany transactions that eliminate during the consolidation of these financial statements.

During the year ended December 31, 2010 an officer of the Company loaned the Company $50,000. The note bears interest at 10% per year, and was due and payable on December 15, 2010. As further consideration for extending credit to the Company, the officer received a warrant that entitles him to purchase 50,000 shares of the Company’s restricted common stock at a price of $1.20 per share. In December 2010, the Company extended the note holder the ability to convert the note, plus interest, into shares of the Company at $0.50 per share.  Upon conversion any outstanding warrants would be expire.  The officer elected to convert the note and related interest as of December 31, 2010.  Based on the fair value of the shares at December 31, 2010 the Company incurred a loss on debt extinguishment of $74,006.  The related shares were issued in 2011.

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at prime rate plus 3.25% per year, with interest payable quarter and due on December 31, 2010. The note was extended on January 1, 2011 to June 30, 2011 with the same terms.

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

On July 28, 2010 Adit borrowed $100,000 from an officer of Adit. The note bears interest at prime rate plus 3.25% per year, with interest payable quarter and due on December 31, 2010. The note was extended on January 1, 2011 to June 30, 2011 with the same terms.

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

Note 8.

Non-controlling interest

As of December 31, 2009 Tara Minerals received $2,998,500 from the sale of 7,371,000 shares of its’ common stock under two different private placements to independent third parties, issued 1,200,000 shares for equipment  valued at $600,000 and sold $1,375,501 for 2,325,834 shares of common stock with warrants attached.  In May 2009, Tara Gold (“TG”) exchanged 2,147,750 TM’s shares for (the fair market value was $0.54 per share or $1,159,785 on May 29, 2009) for 1,500,000 Paramount Gold and Silver Corp. (“Paramount”) shares for $0.72 per share or $1,080,000.   At December 31, 2009 these shares represented 19.9% of the total common shares outstanding or subscribed for.

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

Tara Minerals stock payable at December 31, 2010 was $1,129,696 for 1,118,700 shares, net of stock receivable of $112,744.

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

2010
Expected volatility	208.37% - 319.79%
Weighted-average volatility	159.17%
Expected dividends	0
Expected term (in years)	0.75 – 4.50
Risk-free rate	0.30% - 2.37%

A summary of option activity under the Plan as of December 31, 2010, 2009, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$ 0.05
Granted	4,650,000	0.87
Exercised	(20,000)	1.00
Forfeited or expired	(1,000,000)	0.05
Outstanding at December 31, 2010	4,630,000	$ 0.49	4.0	$ 3,111,000
Exercisable at December 31, 2010	3,155,000	$ 0.93	4.0	$ 3,053,500

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	4,650,000	1.37
Vested	(3,175,000)	1.26
Forfeited	-	-
Nonvested at December 31, 2010	1,475,000	$ 1.37

A summary of warrant activity under the Plan as of December 31, 2010 and 2009, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$ 0.65
Granted	4,775,252	1.43
Exercised	(2,052,336)	0.82
Forfeited, cancelled or expired	(1,673,417)	1.54
Outstanding at December 31, 2010	4,271,999	$ 0.73	1.5	$ 2,190,060
Exercisable at December 31, 2010	4,271,999	$ 0.73	1.5	$ 2,190,060

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$ -
Granted	4,775,252	1.82
Vested	(4,275,252)	1.39
Forfeited, cancelled or expired before vesting	(500,000)	1.82
Nonvested at December 31, 2010	-	$ -

Note 10.

Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total due to related parties, net	$ 259,407	$ 259,407	$ -	$ -
Total long term accrued liabilities	418,309	418,309	-	-
Total notes payable	3,697,169	3,697,169	-	-
Total	$ 4,374,885	$ 4,374,885	$ -	$ -

Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Total due from related parties	$ 354,247	$ 354,247	$ -	$ -

Liabilities:
Total long term accrued liabilities	$ 989,067	$ 989,067	$ -	$ -
Total notes payable	7,274,399	7,274,399
Total	$ 8,263,466	$ 8,263,466	$ -	$ -

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 11.

Joint Ventures

In July 2010, Tara Minerals entered into a joint venture agreement with third parties. The joint venture agreement provides that the third parties will contribute 100% of the mining rights to the concession, “Mina Godinez” and the Company will have the exclusive rights to manage, operate, explore and exploit the concession. The Company will pay for the construction of buildings, access roads, and any necessary improvements. The Company will also pay for the machinery and equipment required for the operation of the mine. Any machinery or equipment used for the development of the mine will remain the exclusive property of the Company. Once production starts, the Company will receive 60% of the profits from the mine until it is fully reimbursed for its costs.  The Company will receive 40% of the profits thereafter.  The Company, also has a first right of refusal to purchase the property.   The joint venture agreement will expire in July 2020, at which time the joint venture will be liquidated and dissolved. As of December 31, 2010, no costs have been incurred.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of May 2011.

TARA GOLD RESOURECES CORP.

By    /s/ Francis R. Biscan, Jr.

Francis R. Biscan, Jr., President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr.	Director and Principal Executive Officer	May 20, 2011

/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno	Principal Financial and Accounting Officer	May 20, 2011

/s/ Clifford A. Brown
Clifford A. Brown	Director	May 20, 2011