Form 10-Q
period 2011-03-31
TARA GOLD RESOURCES CORP.
filed 2011-05-23
CIK 1100747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes  ☐   No ☑

As of May 20, 2011 the Company had 102,795,119 outstanding shares common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page

Item 1. Condensed Consolidated Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. [REMOVED AND RESERVED]	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDED MARCH 31, 2011

AND

THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH MARCH 31, 2011

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
		(Restated)
Assets
Current assets:
Cash	$136	$193
Other receivables, net of $2,723 and $2,010 of allowance as of March 31, 2011 and December 31, 2010, respectively	423	1,212
Marketable securities	450	450
Other current assets	1	1
Total current assets	1,010	1,856
Property, plant, equipment, mine development and land, net of accumulated depreciation of $424 and $361 as of March 31, 2011 and December 31, 2010, respectively	10,922	12,359
Mining deposits	59	53
Deferred tax, non-current portion	2,931	2,931
Goodwill	12	12
Other assets	136	160
Total Assets	$15,070	$17,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,782	2,675
Notes payable, current portion	402	994
Notes payable related party, current portion	100	100
Due to related parties, net of due from of $36 and $36 as of March 31, 2011 and December 31, 2010, respectively	306	259
Total current liabilities	3,590	4,028
Long-term accrued liabilities	288	418
Notes payable, non-current portion	1,740	2,603
Total liabilities	5,618	7,049

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	103	103
Additional paid-in capital	12,175	12,175
Accumulated deficit during exploration stage	(19,218)	(17,060)
Other comprehensive loss	(580)	(514)
Total Tara Gold stockholders’ deficit	(7,520)	(5,296)
Non-controlling interest	16,972	15,618
Total equity	9,452	10,322
Total liabilities and equity	$15,070	$17,371

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

 (In thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From Inception October 14, 1999 to March 31, 2011
			(Restated)
Revenues
Revenue from website development and software	$-	$-	$168
Mining revenues	-	-	557
Total revenues	-	-	725
Cost of revenue	-	-	759
Gross margin	-	-	(34)
Exploration expenses	923	1,603	7,274
Operating, general, and administrative expenses	1,717	7,287	35,987
Net operating loss	(2,640)	(8,890)	(43,295)

Non-operating (income) expense:
Interest (income)	(7)	(7)	(320)
Interest expense	5	-	1,216
Settlement expense	-	-	(134)
Loss on extinguishment of debt, net	-	-	766
Gain on deconsolidation of joint venture	-	-	(8,661)
Gain on sale of joint venture interest	-	-	(3,112)
Gain on dissolution of joint venture	-	-	(9,163)
Loss on disposal of assets	4	-	403
Gain on acquisition of mining concession	-	-	(100)
Loss on conversion of note payable	-	-	783
Realized loss on the sale of marketable securities	-	-	4,710
Gain on sale of net cash flow interest	-	-	(197)
Other (income)	(11)	(263)	(1,336)
Total non-operating (income) expense	(9)	(270)	(15,145)
Loss before income taxes	(2,631)	(8,620)	(28,150)
Income tax benefit, net of expense	-	-	(2,317)
Loss from continuing operations	(2,631)	(8,620)	(25,833)
Discontinued operations
Income from operations of discontinued oil properties (including loss on disposal of $7)	-	-	17
Loss from operations of La Escuadra	-	-	(1,038)

Net loss	(2,631)	(8,620)	(26,854)

Net loss attributable to non-controlling interest	473	2,185	7,636

Net loss attributable to Tara Gold shareholders	(2,158)	(6,435)	(19,218)

Other comprehensive income (loss):
Foreign currency translation	(66)	42	(580)
Unrealized gain, net on marketable securities	-	103	-
Total comprehensive loss	$(2,224)	$(6,290)	$(19,798)

Net loss per share, basic and diluted	$(0.03)	$(0.06)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (In thousands of U.S. Dollars)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From Inception October 14, 1999 to March 31, 2011
			(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(2,158)	$(6,435)	$(19,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	50	743
Allowance for doubtful accounts	713	51	3,351
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	-	(8,688)
Loss on extinguishment of debt, net	-	-	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	-	-	(2,931)
Non-controlling interest in net loss of consolidated subsidiaries	(473)	(2,185)	(7,636)
Amortization of beneficial conversion	-	-	650
Loss on the disposal of assets	4	-	222
Realized loss on the sale of marketable securities	-	-	4,604
Common stock of subsidiary issued and option valuation for services	100	2,936	7,716
Subsidiaries’ stock based compensation and stock bonuses	219	3,563	6,259
Exploration expenses paid with stock of subsidiaries	745	1,224	1,969
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	-	(197)
Accrued interest converted to subsidiary’s common stock	-	-	29
Loss on conversion of debt to subsidiary’s common stock	-	-	783
Rent expense reclassified from capital lease	12	-	12
Changes in operating assets and liabilities:
Other receivables	(133)	(204)	(1,170)
Other assets	24	(2)	(910)
Accounts payable and accrued expenses	109	259	3,182
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(763)	(743)	(18,934)
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Acquisition of property, plant and equipment	-	(129)	(2,828)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	-	6,278
Proceeds from the sale or disposal of assets	29	-	760
Purchase of mining concession	-	(25)	189
Mining deposits	(6)	-	(6)
Proceeds from note receivable payments	-	-	(7)
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	-	2
Business acquisition goodwill	-	-	(4)
Cash in discontinued operations	-	-	(3)
Net cash (used) provided by in investing activities	23	(154)	3,592
Cash flows from financing activities:
Proceeds from short term debt	-	-	72

Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	-	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(62)	(712)	(10,840)
Change in due to/from related parties, net	48	(58)	426
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	763	1,100	9,724
Payments from joint venture partners	-	-	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Cash from the sale of common stock	-	-	5,753
Net cash provided by financing activities	749	330	15,654
Effect of exchange rate changes on cash	(66)	42	(176)
Net (decrease) increase	(57)	(525)	136
Cash, beginning of period	193	1,451	-
Cash, end of period	$136	$926	$136

Supplemental Information:
Interest paid	$-	$25	$838
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$-	$-	$1,341
Share receivable for debt	$-	$-	$27
Issuance of common stock for assets	$-	$-	$304
Issuance of common stock under share receivable for services	$-	$-	$35
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$(1,311)	$(3,324)	$18,186
Beneficial conversion feature, convertible debt	$-	$-	$32
Beneficial conversion feature, convertible related party debt	$-	$-	$359
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(218)	$(509)	$1,190
Purchase of La Escuadra with debt	$-	$-	$1,370
Receipt of stock for Joint Venture Payments and Fee Income	$-	$-	$2,301
Acquisition of property and equipment through debt	$-	$-	$414
Unrealized (gain)/loss in investments, available for sale	$-	$103	$10,648
Accrued and capitalized interest	$16	$15	$385
Subsidiary common stock payable for debt – Non-controlling interest	$-	$-	$783
Construction in progress reclassified to property, plant and equipment	$-	$2,163	$2,163
Receivable reclassified to mining deposit	$-	$-	$28

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

 (An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Nature of Business and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K, as may be amended, for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2011 and December 31, 2010, the condensed consolidated results of its operations for the three months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company is engaged in the acquisition, exploration and development of mineral resource properties in United States of America and Mexico. The Company owns 99.9% of the common stock of Corporacion Amermin, S.A. de C.V. In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”). Tara Minerals organized Adit Resources (“Adit”) in June 2009 and owns 87% Adit’s common stock as of March 31, 2011. Adit in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006; ACM operates in Mexico and was purchased in June 2009. Corporacion Amermin and AMM are Mexican corporations. As of March 31, 2011 and December 31, 2010 the Company owned 70% and 70%, respectively, of the outstanding shares of Tara Minerals.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows the three months ended March 31, 2011 and 2010 (denoted in Mexican pesos per one U.S. dollar):

2011
Current exchange rate at March 31,	Ps. 11.9219
Weighted average exchange rate for the three months ended March 31,	Ps. 12.0782

2010
Current exchange rate at March 31,	Ps. 12.4145
Weighted average exchange rate for the three months ended March 31,	Ps. 12.7873

Allowance for doubtful accounts

Each period the Company analyzes its receivables for collectability.  When a receivable is determined to not be collectible the receivable is allowed for until there is assurance of its collection or that a write off is necessary.  At March 31, 2011 and December 31, 2010 the Company has allowed for $2,723,304 and $2,009,548, respectively, relating to other receivables, since it was determined that the Mexican government may not allow the complete refund of value added taxes (“VAT”) previously paid by the Company

Reclassification

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

Cash Equivalents and Marketable Securities

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2011 or December 31, 2010.

Investments with stated maturities of greater than three months and traded on an active markets that are accessible at the measurement date are classified as available-for-sale marketable securities. In accordance with the Comprehensive Income topic of the FASB ASC, the Company has accounted for unrealized gain (loss) as a component of other comprehensive income. There was no unrealized gain or loss in other comprehensive income for the three months ended March 31, 2011.

Purchase of Technical Data

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions. When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and in accordance with the Research and Development (R&D) Topic of the FASB ASC and is expensed when incurred.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes became effective on January 1, 2011. The Company has determined that the adoption of these changes do not have an impact on its consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 2.

  Property, plant, equipment, mine development and land

	March 31, 2011	December 31, 2010

Land	$ 19,590	$ 19,590

La Currita	1,253,439	1,253,439
Las Minitas	2,365,801	2,351,027
Pilar	728,313	728,313
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Picacho and Picacho Fractions	1,456,718	1,456,718
Centenario	635,571	1,946,545
Las Brisas	3,134	3,134
Mezquite and Mariana	169,405	168,480
Auriferos	100,000	100,000
Pirita	246,455	246,455
La Palma	79,974	-
	7,660,549	8,875,850
Property, plant and equipment	3,665,353	3,823,812
Construction in progress	-	-
Less – accumulated depreciation	(423,768)	(361,086)
	$ 10,921,724	$ 12,358,166

a.

Mining Concessions

Mining concessions as of March 31, 2011 are as follows:

i)

In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”.  The effective purchase price of the properties is $2,663,913.

As of March 31, 2011, the resulting debt payment schedule, including applicable value added tax, is as follow:

2011	$ 22,500
2012	1,968,397
$ 1,990,897

In accordance with the Interest Expense topic of FASB ASC, the future payments of the remaining debt amount has been discounted using the incremental borrowing rate of 3.56%. As of March 31, 2011, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$ 1,750,000	$ 302,500	$ 2,052,500
Imputed interest	(61,603)	-	(61,603)
Present value of debt	1,688,397	302,500	1,990,897
Less: current portion	-	(22,500)	(22,500)
	$ 1,688,397	$ 280,000	$ 1,968,397

In addition to the $2,150,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the agreement signed in April 2007 this payment could not be applicable to the purchase price.  Accordingly, the effective purchase price of the properties is $2,663,913.

As of May 20, 2011 the Company was reviewing the Minitas property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property.

ii)

In November 2008, AMM acquired eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for $1,941,041, including $247,050 in value added taxes.

In June 2009, AMM and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) the expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value added tax. The effective amount financed in relation to this concession is $1,675,044 plus $251,257 of value added tax.

In March 2011, AMM and the note holder agreed to reduce the purchase of the Centenario concession to $635,571. These changes resulted in the following: 1) decrease debt by $1,310,974; and 2) decrease recoverable value added taxes by $218,309. At March 31, 2011 the amended purchase price was paid in full.

In March 2011, Tara Minerals purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of Tara Minerals common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Tara Minerals’ common stock.  Tara Minerals’ has accounted for the shares at their fair market value as follows:  416,100 shares of Tara Minerals’ common stock were valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

iii)

In March 2008, Pershimco Resources transferred the Mariana and Mezquite properties to Tara Gold, as well as the remaining debt payments of $190,000, which includes value added taxes of $25,907 owed to a third party.

The remaining debt payment including applicable value added tax is $147,955 in 2011.

In accordance with the Interest Expense topic of FASB ASC, the future payments of the remaining debt amount has been discounted using the incremental borrowing rate of 2.97%. As of March 31, 2011, the present value of future payments on the Mariana and Mezquite contract is as follows:

	Debt	IVA	Total
Future payments	$ 129,310	$ 20,690	$ 150,000
Imputed interest	(2,045)	-	(2,045)
Present value of debt	127,265	20,690	147,955
Less: current portion	(127,265)	(20,690)	(147,955)
	$ -	$ -	$ -

As of May 20, 2011 the Company was reviewing the Mariana and Mezquite property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property.

iv)

On March 2011, AMM executed an agreement to acquire six mining concessions known as La Palma from an independent third party. The properties approximate 2,104 hectares, and were purchased for a total of $92,800, including $12,800 in value added taxes. AMM paid $50,000 as a deposit for the concession mining deposit which was applied to the effective price of the property.  The remaining balance of $42,800 is due thirty days after the execution date of the agreement.

In March 2011, Tara Minerals purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals common stock.  Tara Minerals has accounted for the shares at their fair market value as follows:  460,000 shares of Tara Minerals common stock were valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

             b Other Fixed Assets

For the three months ended March 31, 2011, Tara Minerals disposed of and sold equipment and other fixed assets, for a $4,260 loss on disposal and sale of assets.

Note 3.

Other Assets

In September 2010, Tara Minerals signed an agreement to purchase three real estate properties for a price of $1,000,000. In order to hold these properties Tara Minerals made a cash deposit of $60,000. Tara Minerals is obligated to pay all the expenses, fees and general expenditures relating to the sale, which expenses, up to a maximum of $500,000, which are deductible from the sales price. In March 2011, Tara Minerals received notification from Pacemaker Silver Mining S.A. de C.V. a wholly-owned Mexican subsidiary of El Tigre, indicating that they also had surface rights related to being able to work claims they held mining rights too. Although this is does not effect our specific right to the tailing piles, there could be an issue as to who would have specific areas and specific times. Until the difference can be determined, the deposit was expensed as of March 31, 2011.

Note 4.

Notes Payable

The following table represents the outstanding balance of notes payable.

	March 31, 2011	December 31, 2010

Mining concessions	$ 2,064,081	$ 3,404,582
Auto loans	78,003	119,766
Equipment	-	72,848
	2,142,084	3,597,196
Less – current portion	(401,616)	(993,531)
Total long term notes payable	$ 1,740,468	$ 2,603,665

See Note 2 above for notes payable relating to mining concessions.

During the three months ended March 31, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed and the note payable and the fixed asset removed from the AMM’s books.

During the three months ended March 31, 2011, AMM defaulted on an equipment capital lease entered into on July 21, 2010.  The equipment was returned and removed from Tara Minerals’ balance sheet and treated as an operating lease.

Note 5.

Related Party Transactions

Due to related parties, net of due from related parties and related allowance for doubtful accounts was $305,532 and $259,407 as of March 31, 2011 and December 31, 2010, respectively.  Due from related parties consists of $1,074,659 and $992,664; allowance for doubtful accounts was $1,038,269 and $956,716 as of March 31, 2011 and December 31, 2010, respectively.

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

As of March 31, 2011 the Company loaned Tara Minerals $1,588,257. There are no interest and payment terms to this intercompany payable and it is due on demand. This is an intercompany transaction that eliminates during the consolidation of these financial statements.

Note 6.

Stockholders’ Equity

The authorized common stock of the Company consists of 150,000,000 shares of common shares with par value of $0.001.

For the three months ended March 31, 2011, the Company did not issue shares of common stock.

Note 7.

Non-controlling Interest

During the three months ended March 31, 2011 Adit issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

500,000 shares at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrant. Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is expected to be completed May 31, 2011.  Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit. The units will be identical to the units sold on January 28, 2011.  From the

$3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000. Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

During the three months ended March 31, 2011 Tara Minerals issued the following to third parties resulting in an increase in non-controlling interest of the Company:

•

125,000 shares for cash by exercising warrants valued at $ 50,000 or $0.40 per share.

•

1,118,699 shares subscribed at December 31, 2010 for conversion of debt, valued at $1,342,439 or $1.20 per share.

•

Received $212,744 cash for stock receivable at December 31, 2010, shares were issued in 2010.

At March 31, 2011, Tara Minerals’ share subscriptions consist of:

•

100,000 shares payable to an Officer of the Company, valued at $100,000, for payment of services.

•

416,100 shares payable, valued at $353,685 for the purchase of Centenario’s technical data. See Note 2 above.

•

460,000 shares payable, valued at $391,000 for the purchase of La Palma’s technical data. See Note 2 above.

	Non-controlling interest at March 31, 2011	Non-controlling interest at December 31, 2010

January 2007 private placement	$ 2,540,500	$ 2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	2,356,181	2,306,181
Shares issued for services and bonuses	3,898,625	3,898,625
March 2009 private placement	458,000	458,000
March 2010 private placement	1,393,606	1,393,606
Shares acquired by the Company from a third party	(1,073,875)	(1,073,875)
Converted debt to common stock	1,342,439	-
Cumulative statement of operations pickup through December 31, 2010	(6,458,445)	(6,458,445)
Statement of operations pickup 2011	(466,444)	-
Exploration expenses paid	984,375	984,375
Warrants and options to third parties (see footnote 9)	8,001,756	7,782,667
Share subscriptions, net	844,685	1,129,696
Adit:
July 2009 private placement	1,499,500	1,499,500
Finder’s fees	95,215	95,215
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(6,370)	-
Exploration expenses paid with stock	240,000	240,000
Stock bonuses and options to officers	-	622,475
Stock issued for cash (not in a private placement)	500,000	-
ACM:
Non-controlling interest	4	4
Total non-controlling interest	$ 16,971,863	$ 15,618,160

Note 8.

Options and Warrants

In January 2010, the Tara Minerals granted two of its officer’s options under its Incentive Stock Option Plan for the purchase of 750,000 shares of common stock. The options are exercisable at a price of $1.57 per share and vest at various dates until January 2017. The options expire at various dates beginning January 2015.  As of March 31, 2011 options that vested in 2011 were valued at $182,735.

In September 2010, Tara Minerals granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. As of March 31, 2011 options that vested in 2011 were valued at $36,353.

No options or warrants were issued in the first quarter 2011.

The fair value of each option award discussed above is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that management anticipates option granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

2010 (date of grant)
Expected volatility	208.37% - 319.79%
Weighted-average volatility	159.17%
Expected dividends	0
Expected term (in years)	0.75 – 4.50
Risk-free rate	0.30% - 2.37%

A summary of option activity under the Plan as of March 31, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$ 0.05
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2011	4,630,000	$ 0.05	3.5	$2,025,000
Exercisable at March 31, 2011	3,330,000	$ 0.46	3.5	$ 2,025,000

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,475,000	$ 1.37
Granted	-	-
Vested	(175,000)	1.22
Forfeited	-	-
Nonvested at March 31, 2011	1,300,000	$ 0.86

A summary of warrant activity under the Plan as of March 31, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$ 0.65
Granted	-	-
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	-	-
Outstanding at March 31, 2011	4,146,999	$ 0.85	1.5	$ 580,590
Exercisable at March 31, 2011	4,146,999	$ 0.85	1.5	$ 580,590

All warrants at March 31, 2011 were vested.

Note 9.

Fair Value

The Company's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total due to related parties, net	$ 305,532	$ 305,532	$ -	$ -
Total long term accrued liabilities	288,334	288,334	-	-
Total notes payable	2,242,084	2,242,084	-	-
Total	$ 2,835,950	$ 2,835,950	$ -	$ -

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
None	$ -	$ -	$ -	$ -

Liabilities:
Total due to related parties, net	$ 259,407	$ 259,407	$ -	$ -
Total long term accrued liabilities	418,309	418,309	-	-
Total notes payable	3,697,169	3,697,169	-	-
Total	$ 4,374,885	$ 4,374,885	$ -	$ -

Note 10.

Subsequent Events

Management evaluated all activity of the Company and concluded the following disclosures are pertinent:

a.

In April 2011, Tara Minerals and AMM signed a letter of intent with Springbok Development-Claridge-Hanlon Resource Engineering, “SD-CHRE” and/or Nominee or any of its subsidiaries to grant them an option to acquire up to an undivided forty-nine percent (49%) interest in and to all of the mining concessions known as the Don Roman grouping located in the State of Sinaloa, Mexico. The Don Roman grouping now totals approximately 10,000 hectares in close proximity to the existing mill, which includes the Don Roman, Centenario, and the newly acquired La Verdes concessions. The grouping lies 15 km SW of the historically prolific La Reforma silver/zinc/lead district. Key personnel from SD-CHRE have worked on Mining, Commercial, Government and Infrastructure projects for over 20-years.

The Letter of Intent is non-binding and requires SD-CHRE, as the mine and mill operator, to make a $250,000 cash payment to Tara Minerals within 45 days of the signing. To earn its 49% interest, SD-CHRE will incur a minimum of $2 million to start-up the existing mill and achieve a production rate of 120 tonnes per day within 120 days; incur another $2 million to achieve a production rate of 360 tonnes per day within 6 months; and incur an additional minimum $4 million to achieve and maintain a minimum production rate, as the parties may agree upon within the Definitive Agreement, not to be less than 480 tonnes per day, within twelve months.

The net revenue generated from the project will be shared on a 50% SD-CHRE and 50% the Company basis. The LOI envisions an assessment and design period of 45-60 days and a Definitive Agreement within 90 days.

b.

In April 2011, Tara Minerals entered into an agreement to acquire 100% of the La Verdes gold, silver, zinc and lead project grouping. The 2,200 hectares property consists of eight concessions 13-18 km from the Don Roman mine and mill. The concessions were being mined as late as 2010, with the extracted material grading 0.5-1.5 g/t gold, 300-600 g/t silver, 14-15% zinc, 6-8% lead, and 2.1-2.6% copper. Recent channel samples across the workings assayed similar grades. A road from the groupings, to the Don Roman mill, has also been completed. Tara Minerals now controls over 10,000 hectares in close proximity to the mill.

Tara Minerals is acquiring the grouping for $1.8 million plus applicable taxes. $1.66 million of the acquisition cost will be paid by the issuance of Tara Minerals restricted shares valued at $2 per share, with the remainder being paid in cash.  This includes concessions acquired in March 2011, known as La Palma, purchased for a total of $92,800.  Tara minerals also purchased technical data pertaining to La Palma and issued 460,000 shares as payment in April 2011 (see Note 2).

The La Verdes grouping comprises of an extensive area of hydrothermal alteration that hosts numerous precious and base metal occurrences along the western part of the Northern Sierra Madre Gold Belt. The property lies 30 km SW of the historically prolific La Reforma Pb-Zn-Ag District that is now the focus of concerted exploration by Peñoles. The grouping has 50 m of tunnels and 14 known showings of old workings. Numerous gold/silver/zinc/lead vein structures have been identified with three being well defined. These veins are approximately 1.5-8 meters wide and are comprised of 80% sulfides. The strike length of some of these structures have already been traced to a combined total of over 5 kilometers.

c.

In May 2011, Tara Minerals reached an agreement for the right to mine the 3,233 hectare Tania Iron Ore property located in Manzanillo, State of Colima, Mexico. Tara Minerals has the right to remove 6 million tonnes of salable concentrate from the property, with perpetual renewal rights, extending through the life of the property. Tara Minerals will pay the vendor $6 per salable tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. A total of $100,000 will be advanced to the vendor against future royalty payments.

Tara Minerals is announced that it raised $750,000 through a royalty rights offering to advance the project. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering.

The Tania property is located 33 km from the port of Manzanillo. The Iron is contained within decomposed granite with little overburden. On the surface, the mineralized zone is estimated to be 2 km wide and approximately 1 km in length. The zone is continuous and sampled 30-40% Iron. The property has not been subjected to modern exploration methods or concentrating processes.

d.

In May 2011, Tara Minerals increased its authorized shares to 200,000,000.

e.

In May 2011, Tara Minerals sold 1,643,333 Units at a price of $0.30 per Unit.  Each Unit consisted of one share of the Tara Minerals’ common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Tara Minerals’ common stock at a price of $1.00 per share during the one year period following the sale of the Units.  All warrants expire May 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated on May 12, 2006.  During the period from its incorporation through March 31, 2011 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales; approximately $7,274,000 in exploration expenses and approximately $35,366,000 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of approximately $7,868,000 pertaining to the issuance of stock options.

Tara Gold anticipates that its capital requirements during the twelve months ending May 31, 2012 will be:

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

In 2011, Tara Gold has sought to expand and advance the Don Roman Groupings project by acquiring additional highly prospective mineral claims; and by opening up the project to numerous parties that have expressed an interest in the possibility of becoming an operating partner in the further development of the Don Roman Groupings.  In April 2011, Tara Minerals signed a Letter of Intent (LOI) that would provide the capital and expertise to restart the operations at Don Roman and explore the full potential of the land package we have assembled. Interest from various parties have also been expressed towards El Oro (a concession within the Don Roman Groupings), Tara Minerals iron ore, gold, copper prospect. Based on this interest, Tara Minerals has been investigating the economic merits surrounding the iron ore market, and has found favorable results. The Company has now signed an agreement on one highly prospective property named Tania, which meets a number of the qualifications we have been looking for;  close proximity to port; the potential for several million tonnes of Iron Ore; and good infrastructure, which would allow for a near term production strategy. Coinciding with this acquisition, the Company has raised what it believes to be sufficient capital to reach production within the coming months.

As of May 16, 2011 Tara Gold was reviewing the Pirita, Las Minitas and Mariana & Mezquite properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward these properties have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property due to its current focus as described above.

Tara Gold’s future plans will be dependent upon the amount of capital available to Tara Gold, the amount of cash provided by its operations, and the extent to which Tara Gold is able to have joint venture partners pay the costs of exploring and developing its mining properties.

Tara Gold does not have any commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or Tara Gold may need to cease operations.  Tara Gold does not have any plans, arrangements or agreements to sell its assets or to merge with another entity

Beginning in 2011, Tara Gold Resources Corp. will begin to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of Tara Gold Resources Corp.  The ex-dividend date is May 18, 2011, the record date is May 20, 2011 and the payment date is May 27, 2011.  Additional distributions will be announced over the next 24 months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

See Note 1 to the financial statements included as part of this report for a description of Tara Gold’s accounting policies and recent accounting pronouncements.

ITEM 4.   CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., the Company’s Principal Executive Officer and Lynda R. Keeton-Cardno, the Company’s Principal Financial and Accounting Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company’s disclosure controls and procedures are effective.

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

Tara Gold believes the lawsuit filed by Ms. Root was premature since, as noted in the September 13, 2010 press release, the transaction is tentative and is subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals was ever signed.  In April 2011 Ms. Root subsequently dismissed her lawsuit against Tara Gold and other defendants.

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

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)

Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: May 20, 2011

By: __/s/ Francis Richard Biscan, Jr.

Francis R. Biscan, Jr., President and

Chief Executive Officer

Dated: May 20, 2011

            By: /s/ Lynda R. Keeton-Cardno

          Lynda R. Keeton-Cardno,

          Principal Financial and Accounting Officer