Form 10-Q
period 2011-09-30
TARA GOLD RESOURCES CORP.
filed 2011-11-18
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☑

As of November 17, 2011 the Company had 102,795,119 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE AND NINE MONTHS ENDED SEPTMEBER 30, 2011
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH SEPTEMBER 30, 2011

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$434	$193
Other receivables, net of $2,602 and $2,010 of allowance as of September 30, 2011 and December 31, 2010, respectively	444	1,212
Marketable securities	81	450
Other current assets	134	1
Total current assets	1,093	1,856
Property, plant, equipment, mine development and land, net of accumulated depreciation of $572 and $361 as of September 30, 2011 and December 31, 2010, respectively	11,118	12,359
Mining deposits	201	53
Deferred tax	2,820	2,931
Goodwill	12	12
Other assets	167	160
Total Assets	$15,411	$17,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,599	$2,675
Notes payable, current portion	2,582	994
Notes payable related party, current portion	100	100
Deferred revenue	100	-
Due to related parties, net of due from of $79 and $36 as of September 30, 2011 and December 31, 2010, respectively	171	259
Total current liabilities	5,552	4,028
Long-term accrued liabilities	-	418
Notes payable, non-current portion	81	2,603
Total liabilities	$5,633	$7,049

Iron Ore Properties financial instrument, net of $180 beneficial conversion feature	570	-

Stockholders’ equity
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	103	103
Additional paid-in capital	10,787	12,175
Accumulated deficit during exploration stage	(20,232)	(17,060)
Other comprehensive loss	(728)	(514)
Total Tara Gold stockholders’ deficit	(10,070)	(5,296)
Non-controlling interest	19,278	15,618
Total equity	9,208	10,322
Total liabilities and equity	$15,411	$17,371

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From inception October 14, 1999 to
	2011	2010	2011	2010	September 30, 2011
Revenues
Revenue from website development and software	$-	$-	$-	$-	$168
Mining revenues	-	86	-	124	557
Total revenues	-	86	-	124	725
Cost of revenue	-		-	-	759
Gross margin	-	86	-	124	(34)
Exploration expenses	111	448	1,499	2,344	7,850
Operating, general, and administrative expenses	1,316	3,890	4,291	13,927	38,562
Net operating loss	(1,427)	(4,252)	(5,790)	(16,147)	(46,446)

Non-operating (income) expense
Interest (income)	(8)	(82)	(22)	(95)	(334)
Interest expense	33	240	102	275	1,313
Settlement (income)	-	-	-	-	(134)
Loss on extinguishment of debt, net	-	-	-	-	766
Gain on deconsolidation of joint venture	-	-	-	-	(8,661)
Gain on sale of joint venture interest	-	-	-	-	(3,112)
Gain on dissolution of joint venture	-	-	-	-	(9,163)
Loss on disposal of assets	-	-	4	-	403
Gain on acquisition of mining concession	-	-	-	-	(100)
Loss on conversion of note payable	-	-	-	-	783
Realized loss on the sale of marketable securities	-	-	-	-	4,710
Gain on sale of net cash flow interest	-	-	-	-	(197)
Gain on Tara Minerals Stock Dividend	-	-	(1,028)	-	(1,028)
Other (income)	-	(389)	(11)	(652)	(1,337)
Total non-operating (income) expense	25	(231)	(955)	(472)	(16,091)
Loss before income taxes	(1,452)	(4,021)	(4,835)	(15,675)	(30,355)
Income tax provision (benefit), net of expense	111	-	111	-	(2,206)
Loss from continuing operations	(1,563)	(4,021)	(4,946)	(15,675)	(28,149)
Discontinued operations
Income from operations of discontinued oil properties (including loss on disposal of $7)	-	-	-	-	17
Loss from operations of La Escuadra	-	-	-	-	(1,038)

Net loss	(1,563)	(4,021)	(4,946)	(15,675)	(29,170)

Net loss attributable to non-controlling interest	614	1,017	1,774	4,209	8,938

Net loss attributable to Tara Gold shareholders	(949)	(3,004)	(3,172)	(11,466)	(20,232)

Other comprehensive income (loss):
Foreign currency translation	206	59	155	(6)	(359)
Unrealized gain, net on marketable securities	(20)	(50)	(369)	3	(369)
Total comprehensive loss	$(763)	$(2,995)	$(3,386)	$(11,469)	$(20, 960)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.11)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From Inception October 14, 1999 to September 30, 2011

Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(3,172)	$(11,466)	$(20,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223	169	891
Allowance for doubtful accounts	592	701	3,230
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	-	(8,688)
Loss on extinguishment of debt, net	-	-	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	111	-	(2,820)
Non-controlling interest in net loss of consolidated subsidiaries	(1,774)	(4,209)	(8,938)
Amortization of beneficial conversion	-	84	650
Loss on the disposal of assets	4	-	222
Realized loss on the sale of marketable securities	-	-	4,604
Common stock of subsidiary issued and option valuation for services	215	7,155	7,831
Subsidiaries’ stock based compensation and stock bonuses	530	3,563	6,570
Exploration expenses paid with stock of subsidiaries	1,059	1,224	2,283
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	-	(197)
Accrued interest converted to subsidiary’s common stock	-	-	29
Loss on conversion of debt to subsidiary’s common stock	-	-	783
Rent expense reclassified from capital lease	12	-	12
Gain on Tara Minerals stock dividend	(1,028)	-	(1,028)
Changes in current operating assets and liabilities:
Other receivables	(32)	(438)	(2,054)
Other assets	(140)	(86)	(1,074)
Accounts payable and accrued expenses	58	648	4,117
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(3,342)	(2,655)	(21,513)
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Acquisition of property, plant and equipment	(6)	(327)	(2,834)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	-	6,278
Proceeds from the sale or disposal of assets	30	-	761
Purchase of mining concession	(30)	(25)	159
Mining deposits	(178)	(25)	(178)
Proceeds from note receivable payments	-	-	(7)
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	-	2
Business acquisition goodwill	-	-	(4)
Cash in discontinued operations	-	-	(3)
Net cash (used) provided by in investing activities	(184)	(377)	3,385

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	247	150
Proceeds from notes payable	-	480	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(140)	(755)	(10,918)
Change in due to/from related parties, net	(88)	(84)	290
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	2,990	1,912	11,951
Payments from joint venture partners	100	-	10,020
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Cash from the sale of common stock	-	-	5,753
Iron Ore financial instrument	750	-	750
Net cash provided by financing activities	3,612	1,800	18,517

Effect of exchange rate changes on cash	155	(6)	45

Net (decrease) increase	241	(1,238)	434
Cash, beginning of period	193	1,451	-
Cash, end of period	$434	$213	$434

Supplemental Information:
Interest paid	$101	$25	$939
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$49	$-	$1,292
Share receivable for debt	$-	$-	$27
Issuance of common stock for assets	$-	$-	$304
Issuance of common stock under share receivable for services	$-	$-	$35
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$(1,311)	$(3,324)	$18,186
Beneficial conversion feature, convertible debt	$-	$-	$32
Beneficial conversion feature, convertible related party debt	$-	$-	$359
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(192)	$(509)	$1,216
Purchase of La Escuadra with debt	$-	$-	$1,370
Receipt of stock for Joint Venture Payments and Fee Income	$-	$-	$2,301
Acquisition of property and equipment through debt	$49	$301	$463
Unrealized (gain)/loss in investments, available for sale	$(369)	$3	$10,279
Accrued and capitalized interest	$54	$46	$423
Subsidiary common stock payable for debt – Non-controlling interest	$-	$-	$783
Construction in progress reclassified to property, plant and equipment	$-	$2,163	$2,163
Receivable reclassified to mining deposit	$-	$-	$28
Subsidiary common stock payable for prepaid services - Non-controlling interest	$215	$-	$215
Beneficial conversion feature, financial instrument	$180	$-	$180
Subsidiaries – warrants with debt	$-	$289	$289

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

The Company is engaged in the acquisition, exploration and development of mineral resource properties in the United States of America and Mexico. The Company owns 99.9% of the common stock of Corporacion Amermin, S.A. de C.V. In May 2006, the Company established Tara Minerals Corp, which owns 99.9% of American Metal Mining (“AMM”). Tara Minerals organized Adit Resources (“Adit”) in June 2009 and owns 87% Adit’s common stock as of September 30, 2011. Adit in turns owns 99.9% of American Copper Mining, S.A. de C.V. (“ACM”), which was established in December 2006; ACM operates in Mexico and was purchased in June 2009. Corporacion Amermin and AMM are Mexican corporations. As of September 30, 2011 and December 31, 2010 the Company owned 55% and 70%, respectively, of the outstanding shares of Tara Minerals.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2011 and December 31, 2010, the condensed consolidated results of its operations for the nine months ended September 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows the nine months ended September 30, 2011 and 2010 (denoted in Mexican pesos per one U.S. dollar):

2011
Current exchange rate at September 30,	Ps. 13.4567
Weighted average exchange rate for the nine months ended September 30,	Ps. 12.0300

2010
Current exchange rate at September 30,	Ps. 12.4801
Weighted average exchange rate for the nine months ended September 30,	Ps. 12.7178

Allowance for doubtful accounts

Each period the Company analyzes its receivables for collectability.  When a receivable is determined to not be collectible the receivable is allowed for until there is assurance of its collection or that a write off is necessary.  As of September 30, 2011 and December 31, 2010 the Company has allowed for $2,601,536 and $2,009,548, respectively, relating to other receivables, due to the determination that the Mexican government may not allow the complete refund of value added taxes (“VAT”) previously paid by the Company

Reclassification

Certain reclassifications reported in prior records, which have no effect on net loss, have been adjusted to conform to the current presentation. Specifically, certain items in the Operating Activities section of the Statement of Cash Flows and the Non-operating income/expense section of the Income statement have been reclassified between categories in the inception to date column for clearer presentation.

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

Cash Equivalents and Marketable Securities

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2011 or December 31, 2010.

Investments with stated maturities of greater than three months and traded on an active markets that are accessible at the measurement date are classified as available-for-sale marketable securities. In accordance with the Comprehensive Income topic of the Financial Accounting Standards Board Accounting Standards Codification “FASB ASC”, the Company has accounted for unrealized gain (loss) as a component of other comprehensive income. An unrealized gain of $369,005 was recorded in other comprehensive income for the nine months ended September 30, 2011.

Purchase of Technical Data

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions. When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and in accordance with the Research and Development (R&D) Topic of FASB ASC and is expensed when incurred.

Financial Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment. In the event that the debt or equity treatment is not readily apparent, FASB 480-10-S99 is consulted for temporary treatment, once a triggering event of any such instruments happen that remove the temporary element the Company appropriately reclassifies the instrument to debt or equity.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on its consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.   The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.   Property, plant, equipment, mine development and land

	September 30, 2011	December 31, 2010

Land	$19,590	$19,590

La Currita	1,253,439	1,253,439
Las Minitas (i)	2,396,241	2,351,027
Pilar	728,313	728,313
Don Roman (ii)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (iii)	635,571	1,946,545
La Palma (iv)	80,000	-
La Verde (v)	60,000	-
Picacho and Picacho Fractions (vi)	1,456,242	1,456,718
Las Brisas	3,134	3,134
Mezquite and Mariana (vii)	170,854	168,480
Auriferos	100,000	100,000
Pirita	249,909	246,455
Las Viboras (viii)	195,390	-
Mining concessions	7,950,832	8,875,850

Property, plant and equipment	3,720,081	3,823,812
	11,690,503	12,719,252
Less – accumulated depreciation	(572,256)	(361,086)
	$11,118,247	$12,358,166

Depreciation expense totaled $223,711 and $169,215 for the nine months ended September 30, 2011 and December 31, 2010, respectively.

Pilar, Don Ramon, Las Nuvias, Centenario, La Palma and La Verde properties are geographically located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions properties are geographically located in Mexico and are known as the Picacho Groupings.

a.     Mining Concessions

Mining concessions as of September 30, 2011 are as follows:

i)	In March 2006, the Company acquired the rights to 23 concessions, known as “Las Minitas”. The effective purchase price of the properties is $2,663,913.

As of September 30, 2011, the resulting debt payment schedule, including applicable value added tax, is as follow:

2011	$22,500
2012	1,998,838
$2,021,338

In accordance with the Interest Expense topic of FASB ASC, the future payments of the remaining debt amount has been discounted using the incremental borrowing rate of 3.56%. As of September 30, 2011, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$1,750,000	$302,500	$2,052,500
Imputed interest	(31,162)	-	(31,162)
Present value of debt	1,718,838	302,500	2,021,338
Less: current portion	-	(22,500)	(22,500)
	$1,718,838	$280,000	$1,998,838

In addition to the $2,150,000 above, the Company capitalized $173,913 in payments made toward the original agreement.  Pursuant to the agreement signed in April 2007 this payment could not be applied to the purchase price.  Accordingly, the effective purchase price of the properties is $2,663,913.

The Company is currently reviewing the Las Minitas property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property.

ii)
In August, 2011 the Company entered into an agreement with Carnegie Mining and Exploration, Inc. which provides Carnegie with the option to earn up to a 50% interest in the Company’s Don Roman and all of the Company’s Iron Ore Properties located in Mexico, including the Company’s Tania Iron Ore property.

As consideration for the option, Carnegie paid $100,000 to the Company which was recorded as deferred revenue at September 2011 and Carnegie spent $150,000 toward bringing the Don Roman mine back into production. The Company will defer revenue recognition on payments received from joint venture partners for options to purchase interests in mining concessions. Upon successfully completing the terms of the agreement or upon a triggering termination event, a gain on the sale of the mining concession will be recognized.

In order to earn a 30% interest in the Don Roman project, Carnegie no later than:

December 6, 2011, must spend $2,000,000 in Start-Up Expenditures and achieve a Production Rate of at least 120 tonnes of iron ore throughput per day at the Don Roman Groupings, and

August 7, 2012, must spend an additional $6,000,000 on the Don Roman project and achieve a Production Rate of at least 360 tonnes of iron ore throughput per day.

If Carnegie is able to achieve the required Production Rates with an expenditure of less than $2,000,000 before December 6, 2011 or a cumulative $8,000,000 before August 7, 2012 (as the case may be) the amounts not spent by Carnegie, may, at Carnegie’s option, be paid to the Company in cash or used to acquire additional mining concessions.

In order to earn a 50% interest in the Don Roman project, Carnegie, must by no later than August 7, 2013, spend at least an additional $5,000,000 on the Don Roman project and achieve and maintain a Production Rate of at least 600 tonnes of iron ore per day.

For purposes of the agreement between the Company and Carnegie, the term Production Rate means the tonnes which are being processed by the mill at the Don Roman site.

In Mexico, weight is denominated in tonnes.  One tone is equal to 2,200 pounds.

If Carnegie spends at least $2,000,000 in Start-Up Expenditures, Carnegie will be entitled to 50% of the net income from the Don Roman mine until Carnegie earns, or fails to earn, its 30% interest in the Don Roman project. If Carnegie fails to earn its 30% interest in the Don Roman project, Carnegie’s rights to any income from the Don Roman mine will terminate. If Carnegie earns its 30% interest in the Don Roman project, Carnegie will continue to be entitled to a 50% interest in the net income from Don Roman mine until Carnegie earns, or fails to earn its 50% interest in the Don Roman project.  If Carnegie fails to earn its 50% interest in the Don Roman project, Carnegie will be entitled to a 30% interest in the net income from the Don Roman mine.  If Carnegie earns its 50% interest in the Don Roman project, Carnegie will continue to be entitled to a 50% interest in the net income from Don Roman mine.

Carnegie may earn a 50% interest in the Company’s Iron Ore Properties in Mexico, by spending a minimum of  $1,000,000, of the Start-Up Expenditures toward a designated Iron Ore property by November 6, 2011. Any amounts spent by Carnegie on the designated Iron Ore Property will be credited toward the amount Carnegie is required to spend to obtain a 30% interest in the Don Roman project.  If Carnegie spends the $1,000,000, but does not elect to acquire a 50% in the Iron Ore Property, then the Company will issue to Carnegie 1,000,000 shares of the Company common stock.  As of November 6, 2011, Carnegie had not earned the 50% interest and was notified that its option on the Iron Ore properties had expired.

iii)
In November 2008, the Company acquired eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for $1,894,050, including $247,050 in value added taxes.

In June 2009, the Company and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) the expense of $6,000 that  the Company also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value added tax. The effective amount financed in relation to this concession is $1,675,044 plus $251,257 of value added tax.

In March 2011,  the Company and the note holder agreed to reduce the purchase of the Centenario concession to $635,571. These changes resulted in the following: 1) decrease debt by $1,310,974; and 2) decrease recoverable value added taxes by $218,309. At March 31, 2011 the amended purchase price was paid in full.

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

iv)
On March 2011, the Company executed an agreement to acquire six mining concessions known as La Palma from an independent third party. The properties approximate 2,104 hectares, and were purchased for a total of $92,800, including $12,800 in value added taxes. The Company paid $50,000 as a deposit for the concession mining deposit which was applied to the effective price of the property.  The remaining balance of $42,800 was paid during the second quarter of 2011.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals common stock.  The Company has accounted for the shares at their fair market value as follows:  460,000 shares of Tara Minerals common stock were valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

La Palma is part of the “Don Roman Groupings”.

v)
On April 2011, the Company executed an agreement to acquire two mining concessions known as “La Verde” from an independent third party. The properties approximate 127 hectares, and were purchased for a total of $69,600, including $9,600 in value added taxes. The Company paid $30,000 as a deposit for the concession mining deposit which was applied to the effective price of the property and the remaining balance was paid during the second quarter of 2011.

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of the Company’s common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for the Company’s common stock.  The Company has accounted for the shares at their fair market value as follows:  370,000 shares of the Company’s common stock valued at $0.85.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2011.

La Verde is part of the “Don Roman Groupings”.

vi)
On May 2011, the Company sold the property known as “Picacho Fractions I, II and III” to its subsidiary Tara Minerals for $190,000 including $26,207 in value added taxes. The full amount was financed with an interest rate of LIBOR plus 3.25%. The transaction eliminates during consolidation.

vii)
In March 2008, Pershimco Resources transferred the Mariana and Mezquite properties to Tara Gold, as well as the remaining debt payments of $190,000, which includes value added taxes of $25,907 owed to a third party.

The remaining debt payment including applicable value added tax is $149,403 in 2011.

In accordance with the Interest Expense topic of FASB ASC, the future payments of the remaining debt amount has been discounted using the incremental borrowing rate of 2.97%. As of September 30, 2011, the present value of future payments on the Mariana and Mezquite contract is as follows:

	Debt	IVA	Total
Future payments	$129,310	$20,690	$150,000
Imputed interest	(597)	-	(597)
Present value of debt	128,713	20,690	149,403
Less: current portion	(128,713)	(20,690)	(149,403)
	$-	$-	$-

The Company is currently reviewing the Mariana and Mezquite property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property.

viii)
In July 2011, the Company executed an agreement to acquire a mining concession known as “Las Viboras Dos” from an independent third party. The properties approximate 148 hectares, and the acquisition price of the properties was $195,390 plus value added taxes. The purchase price was financed and as of September 30, 2011 the balance due toward the purchase price was $209,487.

If the Company fails to fulfill its obligations, there is a $74,312 penalty. The Company is reviewing the property for continued inclusion as part of the Company’s mining property portfolio. Therefore the penalty was accrued at September 30, 2011.

b) Other Fixed Assets

For the nine months ended September 30, 2011, Tara Minerals disposed of and sold equipment and other fixed assets, for a $4,260 loss on disposal and sale of assets.

Note 3.	Mining Deposit

On September 2011, Tara Minerals executed an agreement for the right to mine an Iron Ore Property known as “Champinon”. The property approximates 150 hectares and is located in Sinaloa, Mexico. The agreement gives Tara Minerals the right to mine Champinon for a period of 10 years.

Tara Minerals will pay the concession holder a royalty of $5, plus any VAT, for each tonne of material sold. Tara Minerals has committed to extract and sell a minimum of 60,000 tonnes every 6 months and Tara Minerals anticipates that it can initially reach production rates of a minimum of 30,000 tonnes per month, scaling up to over 50,000 tonnes per month. As of September 30, 2011, the concession holder has been paid $175,000, plus VAT, recorded as a mining deposit, and will be advanced funds, against the minimum royalty, on a monthly basis. As of September 30, 2011 production has not commenced.

Note 4.	Other Assets

In September 2010, Tara Minerals signed an agreement to purchase three properties for a price of $1,000,000. In order to hold these properties, Tara Minerals made a cash deposit of $60,000. Tara Minerals is obligated to pay all the expenses, fees and general expenditures relating to the sale, up to a maximum of $500,000, which are deductible from the sales price.  In March 2011, Tara Minerals received notification from Pacemaker Silver Mining S.A. de C.V. a wholly-owned Mexican subsidiary of El Tigre, indicating that they had rights to the three properties. Although this does not affect Tara Minerals’s specific right to the property, until the difference can be determined, the deposit was expensed in 2011.

In May 2011, Tara Minerals paid $66,667 towards a $100,000 advance payable to the Iron Ore Properties vendor, against future royalty payments (See Note 7).

In May 2011, Tara Minerals advanced $175,000 to a subcontractor for improvements needed at the Iron Ore project site. The advance is being expensed over a six-month period beginning in July 2011.

On May 2011, the Company sold the property known as “Picacho Fractions I, II and III” to its subsidiary Tara Minerals for $190,000 including $26,207 in value added taxes. The full amount was financed with an interest rate of LIBOR plus 3.25%. The transaction eliminates during consolidation.

Note 5.	Notes Payable

The following table represents the outstanding balance of notes payable.

	September 30, 2011	December 31, 2010

Mining concessions	$2,558,041	$3,404,582
Auto loans	108,920	119,766
Equipment	-	72,848
	2,663,057	3,597,196
Less: current portion	(2,582,437)	(993,531)
Total long term notes payable	$80,620	$2,603,665

See Note 2 above for notes payable relating to mining concessions.

During the nine months ended September 30, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed and the note payable and the fixed asset removed from the’s books, a loss on disposal of assets of $4,260 was recorded.

During the nine months ended September 30, 2011, AMM defaulted on an equipment capital lease entered into on July 21, 2010. The equipment was returned and removed from Tara Minerals’s balance sheet and treated as an operating lease.

Note 6.	Related Party Transactions

Due to related parties, net of due from related parties and related allowance for doubtful accounts was $171,327 and $259,407 as of September 30, 2011 and December 31, 2010, respectively.  Due from related parties consists of $940,369 and $992,664; allowance for doubtful accounts was $861,292 and $956,716 as of September 30, 2011 and December 31, 2010, respectively.

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

As of September 30, 2011 Tara Minerals loaned Tara Minerals $754,599. There are no interest and payment terms to this intercompany payable and it is due on demand. This is an intercompany transaction that eliminates during the consolidation of these financial statements.

Note 7.	Iron Ore Properties and Related Financial Instrument

In May 2011, Tara Minerals reached an agreement for the right to mine the 3,233 hectare Tania Iron Ore Property located in Manzanillo, State of Colima, Mexico. Tara Minerals has the right to remove 6 million tonnes of salable concentrate from the property, with perpetual renewal rights, extending through the life of the property. Tara Minerals will pay the vendor $6 per salable tone for the first 500,000 tonnes removed from the property and $7 per tone thereafter. As of September 30, 2011 Tara Minerals had advanced $66,667 toward a total of $100,000 to the vendor against future royalty payments.

Tara Minerals raised $750,000 through a financial instrument to fund potential Iron Ore Properties. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As Tara Minerals’s common stock has not been issued and this is not a debt instrument, the amount raised has been treated as a temporary financing until such time as changes require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000. Once a triggering event takes place the beneficial conversion feature accounting will follow the treatment of debt or equity.

Note 8.	Stockholders’ Equity

The authorized common stock of Tara Gold consists of 150,000,000 shares of common shares with par value of $0.001.

For the nine months ended September 30, 2011, Tara Minerals did not issue shares of common stock.

Note 9.	Non-controlling Interest

During the nine months ended September 30, 2011 Adit issued the following to third parties resulting in an increase in non-controlling interest of Tara Minerals:
•
500,000 shares at a price of $1.00 per unit to Yamana Gold Inc.  Each unit consisted of one share of Adit’s common stock and one half warrant. Each full warrant entitles Yamana to purchase one share of Adit’s common stock at a price of $1.50 per share at any time on or before January 28, 2014.

In connection with the sale of the units, Adit also signed a letter of intent that grants Yamana an option to acquire up to a 70% interest in Adit’s Picacho gold/silver project.  A definitive agreement is not yet completed. Upon completion of the definitive agreement, Adit will sell an additional 2,500,000 units to Yamana at a price of $1.00 per unit. The units will be identical to the units sold on January 28, 2011.  From the $3,000,000 received from Yamana, Adit will be required to spend $2,000,000 in exploration work on the Picacho project within 12 months of signing the definitive agreement.

Yamana can earn a 51% interest in the project by spending an additional $5,000,000 on the project within 30 months of the date of the definitive agreement and paying Adit an additional $1,000,000. Yamana can increase its interest to 70% by spending an additional $9,000,000 on the project and paying Adit an additional $2,000,000.

During the nine months ended September 30, 2011 Tara Minerals issued the following to third parties resulting in an increase in non-controlling interest of Tara Minerals:
•
1,012,977 shares of common stock valued at $1,215,572 or $1.20 a share to unrelated parties as a result of the conversion of loans in the principal amount of $480,000 and related interest of $26,489 at December 2010.

•
105,722 shares of common stock valued at $126,866 or $1.20 a share to a related party as a result of the conversion of loans in the principal amount of $50,000 and related interest of $2,861 at December 2010.

•	125,000 shares of common stock for warrants exercised, for $50,000 in cash or $0.40 a share.
•	100,000 shares of common stock to an Officer of the Company, valued at $100,000 or $1.00 a share for payment on behalf of Tara Gold for services rendered. See Note 7 above.
•	416,100 shares of common stock valued at $353,685 or $0.85 a share for the purchase of Centenario’s technical data. See Note 2 above.
•	460,000 shares of common stock valued at $391,000 or $0.85 a share for the purchase of La Palma’s technical data. See Note 2 above.
•	370,000 shares of common stock valued at $314,500 or $0.85 a share for the purchase of La Verde’s technical data. See Note 2 above.
•	issued 280,000 shares of common stock for warrants exercised, for $112,000 in cash or $0.40 a share.
•	792,500 shares of common stock for warrants exercised, for $317,000 in cash or $0.40 a share.
•
Sold 1,643,334 units in a private offering for $493,000 in cash, or $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before May 1st, 2012.

•	1,100,000 shares of common stock for $55,000 in cash or $0.050 a share to Officers of the Company who exercised stock options.
•
Sold 1,017,667 units in a private offering for $1,017,667 in cash, or $1.00 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.25 per share during the first year or $1.50 per share during the second year after units were sold and shares issued.

•	100,000 shares of common stock, valued at $66,000 or $0.66 a share for services rendered.
•	90,000 shares of common stock, valued at $148,500 or $1.65 a share for services rendered.
•	10,000 shares of common stock for warrants exercised, for $15,000 in cash or $1.50 a share.

At September 30, 2011, Tara Minerals’ share subscriptions consist of:
•	212,000 shares payable, valued at $218,000 for cash.

The Company began to distribute all of its shares in Tara Minerals to its shareholders at a rate of one Tara Minerals common share for every 20 outstanding shares of the Company.  The ex-dividend date was May 18, 2011, the record date was May 20, 2011 and the payment date was May 27, 2011. A total of 5,139,760 shares were distributed. Additional distributions will be announced over the next months until all Tara Minerals shares, held by Tara Gold, are distributed to Tara Gold shareholders.

	Non-controlling interest at September 30, 2011	Non-controlling interest at December 31, 2010

January 2007 private placement	$2,540,500	$2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	2,800,181	2,306,181
Shares issued for services, bonuses and options exercised	4,268,125	3,898,625
March 2009 private placement	458,000	458,000
March 2010 private placement	1,393,606	1,393,606
2011 private placements	1,510,667	-
Shares acquired by Tara Minerals from a third party	(1,073,875)	(1,073,875)
Converted debt to common stock	1,342,439	-
Cumulative statement of operations pickup through December 31, 2010	(6,458,445)	(6,458,445)
Statement of operations pickup 2011	(1,766,996)	-
Exploration expenses paid	2,043,561	984,375
Warrants and options to third parties (see footnote 9)	8,312,405	7,782,667
Share subscriptions, net	218,000	1,129,696
TG dividends of Tara Minerals’ shares	359,783	-
Beneficial Conversion Feature	180,000	-
Adit:
July 2009 private placement	1,499,500	1,499,500
Finder’s fees	95,215	95,215
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(6,540)	-
Exploration expenses paid with stock	240,000	240,000
Stock bonuses and options to officers	622,478	622,475
Stock issued for cash (not in a private placement)	500,000	-
ACM:
Non-controlling interest	4	4
Total non-controlling interest	$19,278,240	$15,618,160

Note 10.	Options and Warrants

In January 2010, under its Incentive Stock Option Plan Tara Minerals granted two of its officers options for the purchase of 750,000 shares of common stock. In May 2011, the options were cancelled and Tara Minerals concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.58 per share and vest at various dates until May 2013. The options expire at various dates beginning May 2013.  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Tara Minerals has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. As of September 30, 2011 options that vested in 2011 associated with this transaction were valued at $493,384.

In September 2010, Tara Minerals granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011 and expire two years from the date of vesting. As of September 30, 2011 options that vested in 2011 were valued at $36,353.
In May 2011, Tara Minerals sold 1,643,334 units in a private offering for $493,000 in cash, or $0.30 per unit. Each unit consisted of one share of Tara Minerals’ common stock and one warrant.  Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.00 per share at any time on or before May 1, 2012.

In September 2011, Tara Minerals sold 1,017,667 units in a private offering for $1,017,667  in cash, or $1.00 per unit. Each unit consisted of one share of Tara Minerals’ common stock and one warrant. Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.25 per share during the first year or $1.50 per share during the second year after units were sold and shares issued.

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

	September 30, 2011	December 31, 2010
Expected volatility	163.11%	208.37% - 319.79%
Weighted-average volatility	146.85%	159.17%
Expected dividends	0	0
Expected term (in years)	2.00	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plan as of September 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(830,000)	(0.79)
Outstanding at September 30, 2011	3,450,000	$0.43	3.0	$2,634,000
Exercisable at September 30, 2011	2,240,000	$0.36	3.5	$2,322,400

Non-vested Options	Options	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,475,000	$1.37
Granted	750,000	0.58
Vested	(390,000)	0.78
Forfeited, expired or cancelled	(625,000)	(1.57)
Non-vested at September 30, 2011	1,210,000	$0.29

A summary of warrant activity under the Plan as of September 30, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.73
Granted	2,671,001	1.13
Exercised	(1,207,500)	0.95
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949
Exercisable at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949

Non-vested Warrants	Warrants	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	$-	$-
Granted	2,671,001	1.13
Vested	(2,671,001)	(1.13)
Forfeited	-	-
Non-vested at September 30, 2011	-	$-

Note 11.	Fair Value

Tara Minerals's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$81,000	$-	$-	$81,000

Liabilities:
Total due to related parties, net	$171,327	$171,327	$-	$-
Total notes payable, unrelated and related	2,763,057	2,763,057	-	-
Iron Ore Properties financial instrument	570,000	-	-	570,000
Total	$3,504,384	$2,934,384	$-	$570,000

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$450,000	$-	$-	$450,000

Liabilities:
Total due to related parties, net	$259,407	$259,407	$-	$-
Total long term accrued liabilities	418,309	418,309	-	-
Total notes payable, unrelated and related	3,697,169	3,697,169	-	-
Total	$4,374,885	$4,374,885	$-	$-

  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through September 30, 2011 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales; approximately $7,850,000 in exploration expenses and approximately $38,561,000 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of approximately $8,465,000 pertaining to the issuance of stock options.

Material changes of certain items in Tara Gold’ Statement of Operations for the three months ended September 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2011	September 30, 2010
(In thousands of U.S. Dollars)
Revenue	$-	$86
Cost of revenue	-	-
Exploration expenses	111	448
Operating, general and administrative expenses	1,316	3,890
Net operating loss	$(1,427)	$(4,252)

During the three months ended September 30, 2011, exploration expenses decreased when compared with the same period in 2010. In 2011 the only exploration activities were at the Iron Ore Properties and in 2010 there were extensive exploration activities performed at the Don Roman Groupings. For the three months ended September 30, 2011, exploration expenses consisted of $15,000 for geological consulting, assaying, and field supplies for the Picacho Groupings and $59,000 for mine and smelting operations and other various mine expenses for the Iron Ore Properties. As of September 30, 2010, exploration expenses consisted of $21,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $427,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended September 30, 2011, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2011	September 30, 2010
(In thousands of U.S. Dollars)
Bad debt expense	$143	$162
Depreciation expense	76	74
Insurance	4	26
Investor relations expense	238	2,983
Compensation, officer employment contracts and bonuses	269	211
Other taxes and penalties	187	9
Professional fees	240	469
Repairs and maintenance	4	20
Travel	26	36

Bad debt expense decreased in the three months ended September 30, 2011 due to lower transaction volume, therefore the allowance and bad debt calculation was lower.  Depreciation expense increased as more plant and equipment was in service during the three months ended September 30, 2011 than 2010. Insurance expense decreased for the three months ended September 30, 2011 when compared to September 30, 2010 due to the cancellation of life insurance for key executives and employees at the Mexican subsidiaries at the end of 2010. The decrease in investor relations expense is due to fewer consultants needed for the three months ended September 30, 2011. During 2010 the Company expected to start production and enter the Amex Stock Exchange; consultants were hired to handle investor relations. During the three months ended September 30, 2011 investor relations expenses consisted of $165,000 paid with common stock and $73,250 paid in cash to consultants. During the three months ended September 30, 2010 investor relations expenses consisted of $112,500 paid with common stock, warrants and options valued at $2,756,353 and $113,974 in cash for investor relations at the Tara Minerals level. During the three months ended September 30, 2011 compensation consisted of $86,438 and officers’ compensation of $183,000. As of September 30, 2010 compensation consisted of $7,562 and officer employment contracts consisted of $132,500. Other taxes increased due to accrued payroll taxes and accrued taxes related to the Tara Gold Internal Revenue Services “IRS” Audit. Professional fees decreased in 2011 because fewer professionals and consultants were need, during 2010 Tara Gold resumed filings its 10-K and 10-Q reports. Repairs and maintenance decreased in the three months ended September 30, 2011 because the plant at the Don Roman Groupings stopped operating and during 2010 the Company was working on implementing software to track inventory and parts that is no longer being used in 2011. Travel expenses decreased due to projects at the Don Roman mine site ceased.

Material changes of certain items in Tara Gold’ Statement of Operations for the nine months ended September 30, 2011, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2011	September 30, 2010
(In thousands of U.S. Dollars)
Revenue	$-	$124
Cost of revenue	-	-
Exploration expenses	1,499	2,344
Operating, general and administrative expenses	4,291	13,927
Net operating loss	$(5,790)	$(16,147)

During the nine months ended September 30, 2011, Tara Gold had no revenue or cost of revenue due to activity ceasing at the Don Roman mine in the fourth quarter of 2010. For the nine months ended September 30, 2011, exploration expenses consisted of $1,159,000 for the purchase of technical data for Centenario, La Verde and La Palma properties (part of the Don Roman Groupings), $16,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $322,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and the Iron Ore Properties. As of September 30, 2010, exploration expenses consisted of $1,224,000 for the purchase of technical data for the Picacho Groupings, $135,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $978,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the nine months ended September 30, 2011, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2011	September 30, 2010
(In thousands of U.S. Dollars)
Bad debt expense	$946	$605
Depreciation expense	225	169
Investor relations expense	321	7,319
Compensation, officer employment contracts and bonuses	1,190	4,155
Professional fees	751	967
Repairs and maintenance	15	56
Rent and rental of equipment	60	14

Bad debt expense increased in the nine months ended September 30, 2011 due to an adjustment in the allowance at Amermin and the renegotiation of an agreement which included IVA. Depreciation expense increased as more plant and equipment was in service during the nine months ended September 30, 2011 than 2010. The decrease in investor relations expense is due to fewer consultants needed. During 2010 the Company expected to start production and enter the Amex Stock Exchange, consultants were hired to handle investor relations. For the nine months ended September 30, 2011 investor relations expenses consisted of $36,000 paid with options, $165,000 paid with common stock and $120,000 paid in cash to consultants. As of September 30, 2010 investor relations expenses consisted of $4,221,110 paid with common stock for investor relations at the Tara Minerals level and $21,083 paid with common stock for investor relations at the Adit level, options valued at $2,756,353 and the remainder was paid in cash. During the nine months ended September 30, 2011 compensation, officer employment contracts and bonuses consisted of options with a value of $493,000, and officers’ compensation of $697,000.  During the nine months ended September 30, 2010 compensation, officer employment contracts and bonuses consisted of options valued at $3,406,000, $157,000 for stock bonuses and officers’ compensation of $592,000. Professional fees decreased $216,000 for the nine months ended September 30, 2011 because fewer professionals and consultants were needed when compared to 2010. Repairs and maintenance decreased in the nine months ended September 30, 2011 because the plant at the Don Roman Groupings stopped operating; therefore the Company spent less on repairs and maintenance of machinery and other plant and mining equipment. During the nine months ended September 30, 2010 the Company was working on implementing software to track inventory and parts that is not being used in 2011; the plant at the Don Roman Groupings was operating and more repairs and maintenance expenses were incurred. Rent and rental equipment increased during the nine months ended September 30, 2011 due to rental of an office and apartments in Manzanillo, Colima, where potential Iron Ore Properties are located.

The following is an explanation of Tara Gold’s material sources and uses of cash during the nine months ended September 30, 2011 and 2010:

	September 30,
	2011	2010
Net cash (used) by operating activities	$(3,342)	$(2,655)
Acquisition of property, plant and equipment	(6)	(327)
Purchase of mining properties	(30)	(25)
Payments made for mining deposits	(178)	(25)
Non controlling interest in net assets of consolidated subsidiaries	2,990	1,912
Loans from unrelated and related parties	-	727
Payments toward notes payable	(140)	(755)
Iron Ore Properties financial instrument	750	-
Change in due to/from related parties, net	(88)	(84)
Cash on hand at beginning of period	193	1,451

Tara Gold does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources.

Tara Gold anticipates that its capital requirements during the twelve months ending November 17, 2012 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$1,500,000
Exploration and Development - Picacho Groupings	2,500,000
Exploration and Development – Iron Ore Properties	750,000
Property taxes	95,000
General and administrative expenses	400,000

Tara Gold
Property taxes	34,000
General and administrative expenses	100,000
Total	$5,379,000

The capital requirements shown above include capital required by Tara Gold and its subsidiaries.

Tara Gold will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In 2011, Tara Gold has sought to expand and advance the Don Roman Groupings project by acquiring additional highly prospective mineral claims; and by opening up the project to numerous parties that have expressed an interest in the possibility of becoming an operating partner in the further development of the Don Roman Groupings.  In April 2011, the Company signed a Letter of Intent (LOI) that would provide the capital and expertise to restart the operations at Don Roman and explore the full potential of the land package we have assembled.

In August, a Definitive Agreement was signed that included an option for Carnegie mining to earn a 50% interest in the Don Roman Groupings and an additional option to earn an interest in all Iron Ore Properties located in Mexico, which Tara Gold controls or may control through this Joint Venture. The Company believes this relationship to be strategic and should serve to develop Don Roman along with our Iron Ore Properties in an aggressive manor. Development aimed at near term production and cash flow remains the Joint Venture’s objective, with expansion of production accomplished in Phases. It will also be a priority of the Joint Venture to begin to prove our resources under professional guide lines such as NI43-101 standards. As of November 6, 2011, Carnegie had not earned the 50% interest in the Iron Ore Properties option and was notified that its option on the Iron Ore Properties had expired. Subsequent to this notice Carnegie has requested mediation to which we have agreed.

As of November 17, 2011 Tara Minerals was reviewing the Pirita and Las Minitas properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property due to its current focus as described above. Tara Gold is critically reviewing all properties for joint venture or sale opportunities.

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

ITEM 4.   CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s Principal Executive Officer and Lynda R. Keeton-Cardno, Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Gold’s disclosure controls and procedures are effective.

There were no changes in Tara Gold’s internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, Tara Gold’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Gold which provided Tara Gold would acquire all of the outstanding shares of Tara Gold by exchanging one share of Tara Mineral’s common stock for two Tara Gold shares.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Gold, Tara Gold’s officers and directors and Tara Gold. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Gold or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Gold and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against, Tara Gold, Tara Gold’s directors and Tara Gold.  The essence of the lawsuit was to prevent Tara Mineral’s proposed acquisition of Tara Gold.

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

On July 18, 2011, the Commission revoked the registration of Tara Gold’s securities pursuant to Section 12(j) of the Securities Act of 1934. Tara Gold has appealed the Commission’s decision to the U.S. Court of Appeals for the 7th Circuit.

Other than the foregoing, Tara Gold is not involved in any legal proceedings and Tara Gold does not know of any legal proceedings which are threatened or contemplated

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

TEM 4.     [REMOVED AND RESERVED]

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Acquisition Agreement – Las Viboras Dos	(1)
10.2	Acquisition Agreement – Exploitation rights on Champinon	(1)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: November 17, 2011	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President and
Chief Executive Officer

Dated: November 17, 2011	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno,
Principal Financial and Accounting Officer