Form 10-Q/A
period 2009-03-31
TARA GOLD RESOURCES CORP.
filed 2011-12-02
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q /A

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

As of April 15, 2011, the Company had 102,795,119 outstanding shares common stock.

Explanatory Note

The purpose of this amendment is to add Footnote 8 Supplementary financial information, to include the condensed consolidated balance sheet as of March 31, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE MONTHS ENDED MARCH 31, 2009
AND
THE PERIOD FROM INCEPTION (DECEMBER 5, 2000) THROUGH MARCH 31, 2009

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$58	$264
Other receivables, net of $237 and $243 of allowance as of March 31, 2009
and December 31, 2008, respectively	10,650	11,018
Marketable securities	464	464
Other current assets	163	167
Total current assets	11,335	13,338

Property, equipment, and mine development, net of accumulated depreciation of
$78 and $71 as of March 31, 2009 and December 31, 2008, respectively	13,104	13,092
Construction in progress	689	665
Deposits	928	928
Deferred tax asset	1,425	1,425
Total assets	$27,481	$28,023

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,227	$1,378
Notes payable, current portion net of debt discount	3,766	3,099
Payments from joint venture partners	250	250
Deferred tax liability	1,802	1,802
Due to related parties, net	35	18
Total current liabilities	7,080	6,547

Long-term accrued liabilities	862	940
Notes payable, long term	5,286	5,894
Total liabilities	13,228	13,381

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 101,995,119 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	102	102
Additional paid-in capital	11,135	11,135
Accumulated deficit during exploration stage	778	1,147
Other comprehensive loss	(1,369)	(1,268)
Total Tara Gold stockholders’ equity	10,646	11,116
Non-controlling interest	3,607	3,526
Total equity	14,253	14,642
Total liabilities and equity	$27,481	$28,023

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended March 31,		From inception (December 5, 2000) to March 31,
	2009	2008	2009
Revenues:
Revenue from website development and software	$-	$-	$168
Sales	-	77	397
Total revenues	-	77	565
Cost of revenue	-	95	101
Gross (loss) profit	-	(18)	464

Exploration expenses	27	805	3,964
Operating, general, and administrative expenses	407	982	13,152

Operating loss	(434)	(1,805)	(16,652)

Other income (expense):
Interest income	7	14	194
Interest expense	-	(26)	(693)
Settlement expense	-	-	134
Gain on extinguishment of debt	-	-	331
Gain on deconsolidation of joint venture	-	-	8,661
Gain on sale of joint venture interest	-	-	3,112
Gain on dissolution of joint venture	-	-	8,913
Gain (loss) on disposal of assets	-	1	(399)
Gain on acquisition of mining concessions	-	-	100
Realized loss on the sale of marketable securities	-	(311)	(2,338)
Other income	24	14	229
	31	(308)	18,244
Non-controlling interest	34	38	727

Loss before income taxes	(369)	(2.075)	(2,319)
Income tax benefit, net	-	14	520
Loss from continuing operations	(369)	(2,089)	(1,799)

Discontinued operations:
Income from operations of discontinued oil and gas business (including loss on disposal of $7)	-	-	17
Loss from operations of La Escuadra	-	(30)	(1,038)

Net (loss) income	(369)	(2,119)	778

Other comprehensive (loss) income:
Foreign currency translation loss	(101)	(248)	(751)
Unrealized gain (loss), net on marketable securities	-	124	(618)
Comprehensive loss	$(470)	$(2,243)	$(591)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding – basic and diluted	101,995,119	97,128,681

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended March 31,		From inception (December 5, 2000) to March 31,
	2009	2008	2009
Cash flows from operating activities:
Net (loss) income	$(369)	$(2,119)	$778
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7	37	385
Allowance for doubtful accounts	(6)	4	233
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	32	1,559
Stock based compensation and stock bonuses	-	-	1,290
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	-	(8,438)
Gain on extinguishment of debt, net	-	-	(351)
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	-	-	377
Non-controlling interest in net (loss)	(34)	(38)	(727)
Amortization of beneficial conversion	-	23	361
Loss (gain) on the disposal of assets	-	(1)	218
Realized loss on marketable securities	-	311	2,338
Common stock of subsidiary issued and options valuations for services	-	-	750
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Changes in operating assets and liabilities:
Other receivables	374	(198)	(94)
Prepaid expenses	-	-	2
Other current assets	4	(12)	(67)
Accounts payable and accrued expenses	(151)	209	1,499
Deferred joint venture income	-	(10)	(33)
Net cash used in operating activities	(175)	(1,762)	(11,062)

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended March 31,		From inception (December 5, 2000) to March 31,
	2009	2008	2009
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Purchase of mining equipment and furniture and fixtures	(2)	(15)	(290)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	317	1,731
Proceeds from the sale of assets	-	385	384
Purchase of mining concession	(6)	(53)	851
Deposits	-	(220)	(738)
Payment for construction in progress	(24)	(423)	(689)
Proceeds from note receivable payments	-	-	(7)
Proceeds from disposal of assets	-	-	347
Loans to unrelated third parties	-	-	(380)
Change in assets held for disposal	-	28	-
Cash in discontinued operations	-	2	(3)
Net cash (used) provided by investing activities	(32)	21	797

Cash flows from financing activities:
Payments toward short term convertible debt	-	-	(22)
Proceeds from short term convertible debt	-	-	72
Payments toward notes payable	(30)	(516)	(9,460)
Change in due to/from related parties, net	17	(342)	784
Non-controlling interest in net assets of consolidated subsidiaries	115	500	4,036
Payments from joint venture partners	-	506	9,920
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Common stock issued for cash	-	-	5,753
Net cash provided by financing activities	102	148	11,074

Effect of exchange rate changes on cash	(101)	(248)	(751)

Cash and cash equivalents:
Net (decrease) increase for the period	(206)	(1,841)	58

Beginning of the period	264	2,606	-

End of period	$58	$765	$58

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

(CONTINUED)

	For the Three Months Ended March 31,		From Inception (December 5, 2000) to March 31,
	2009	2008	2009
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$6	$50	$726
Income taxes paid	$-	$-	$10

NON-CASH TRANSACTIONS

Conversion of debt to common stock	$-	$532	$782
Share receivable for debt	$-	$-	$27
Issuance of common stock for assets	$-	$-	$304
Issuance of common stock under share
receivable for services	$-	$-	$35
Purchase of mining concession paid by debt
and issuance of stock and warrants	$-	$(430)	$18,609
Beneficial conversion feature, convertible debt	$-	$-	$32
Beneficial conversion feature, convertible related party debt	$-	$-	$359
Recoverable value-added taxes	$-	$(61)	$2,624
Purchase of La Escuadra with debt	$-	$-	$1,370
Receipt of stock for Joint Venture Payments and Fee Income	$-	$-	$2,301
Equipment financed through debt	$-	$-	$167
Unrealized loss in investments, available for sale	$-	$124	$2,125
Accrued and capitalized interest	$67	$76	$236
Notes receivable reclassified to Due from Related Party	$-	$380	$-

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

Note 2.          Property, plant, equipment, mine development and land

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Land	$19,590	$19,590

Mining concessions (a):
La Currita	1,253,439	1,253,439
Las Minitas	2,249,638	2,290,907
Pilar	715,153	715,153
Don Roman	521,739	521,739
Las Nuvias	100,000	100,000
Picacho	5,590,332	5,537,554
Centenario	1,526,565	1,520,738
Las Brisas	3,134	3,134
Mezquite and Mariana	163,700	164,506
Auriferos	100,000	100,000
Mining concessions	12,223,700	12,207,170

Property, plant and equipment (b)	938,296	936,100
	13,181,586	13,162,860
Less – accumulated depreciation	(77,821)	(70,895)
	$13,103,765	$13,091,965

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

As of March 31, 2009, the resulting debt payment schedule, including applicable value added tax, is as follows:

2009	$22,500
2010	-
2011	-
2012	1,834,736
$1,857,236

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (ABP 21), the future payments of the total payment amount of $2,150,000 have been discounted using the incremental borrowing rate of 3.56%. As of March 31, 2009, the present value of future payments on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$1,750,000	$285,000	$2,035,000
Imputed interest	(177,764)	-	(177,764)
Present value of debt	1,572,236	285,000	1,857,236
Less: current portion	-	(22,500)	(22,500)
	$1,572,236	$262,500	$1,834,736

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

The debt payment schedule per the original agreement is as follows:

2009	$264,000
2010	287,500
2011	575,000
2012	732,550
$1,859,050

In accordance with Accounting Principles Board Opinion 21, “Interest on Receivables and Payables” (ABP 21), the future payments of the total payment amount of $1,647,000 has been discounted using the incremental borrowing rate of 2.97%. As of December 31, 2008, the present value of future payments on the Centenario contract  was as follows:

	Debt	IVA	Total
Future payments	$1,616,565	$242,485	$1,859,050
Imputed interest	(120,435)	-	(120,435)
Present value of debt	1,496,130	242,485	1,738,615
Less: current portion	(191,755)	(34,435)	(226,190)
	$1,304,375	$208,050	$1,512,425

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

Note 4.    Balances and transactions with related parties

Balances with related parties are as follows:

	March 31,	December 31,
	2009	2008
Due from (to) related parties	$(34,603)	$51,837
Loans from officers	-	(70,000)
Total Due from (to) related parties	$(34,603)	$(18,163)

As of March 31, 2009, the following items occurred in the loans from officers and related beneficial conversion feature accounts:

▪	Temporary loans from officers totaling $70,000 were paid in cash.

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

Note 6.  Non-controlling Interest

Tara Minerals’ stock payable at March 31, 2009 was $115,000 for 575,000 shares. No shares were issued for the three months ended March 31, 2009. The following table documents the non-controlling interest activity:

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Tara Minerals:
January 2007 private placement	$2,540,500	$2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	773,500	773,500
Cumulative statement of operations pickup through December 31, 2008	(388,124)	(388,124)
Statement of operations pickup 2009	(33,631)	-
Share subscriptions	115,000	-
Total non-controlling interest	$3,607,245	$3,525,876

Note 7.    Fair Value

The Company's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$464,430	$-	$-	$464,430
Total	$464,430	$-	$-	$464,430

Liabilities:
Total due to related parties	$34,603	$34,603	$-	$-
Notes payable	9,052,500	9,052,500	-	-
Total	$9,087,103	$9,087,103	$-	$-

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$463,931	$-	$-	$463,931
Total	$463,931	$-	$-	$463,931

Liabilities:
Total due to related parties	$18,163	$18,163	$-	$-
Notes payable	8,992,151	8,992,151	-	-
Total	$9,010,314	$9,010,314	$-	$-

Note 8.                Supplementary Financial Information

The condensed consolidated balance sheet  (in thousands of U.S. Dollars) as of March 31, 2008 is as follows:

March 31, 2008
(Unaudited)
Assets
Current assets:
Cash	$765
Other receivables, net of $307 of allowance as of March 31, 2008	3,198
Marketable securities	2,204
Due from related parties	376
Assets held for disposition, net of liabilities	1,576
Deferred tax asset	559
Other current assets	109
Total current assets	8,787

Property, equipment, and mine development, net of accumulated depreciation of
$148 as of March 31, 2008	17,399
Construction in progress	432
Deposits	706
Total assets	$27,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,501
Notes payable, current portion net of debt discount	4,440
Payments from joint venture partner for options to purchase mining properties	5,593
Deferred joint venture fee income	17
Deferred tax liability	128
Total current liabilities	12,679

Long-term accrued liabilities	1,093
Notes payable, long term	6,847
Total liabilities	20,619

Commitments and contingencies	-

Stockholders’ equity:
Common stock; $0.001 par value 150,000,000 shares authorized – 101,607,618 issued and outstanding at March 31, 2008	102
Additional paid-in capital	10,974
Share stock subscribed	126
Accumulated deficit during exploration stage	(6,767)
Other comprehensive loss	(1,733)
Total Tara Gold stockholders’ equity	2,702
Non-controlling interest	4,003
Total equity	6,705
Total liabilities and equity	$27,324

Note 9.                Subsequent Events

These accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K or Form 10-K/A for the years ended December 31, 2008, 2009 and 2010.

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

Tara Gold anticipates that its capital requirements during the twelve months ending March 31, 2012 will be:

Exploration and Development – Centenario	$250,000
Property payments and taxes – Centenario	25,000
Exploration and Development – Choix/Pilar	100,000
Property payments and taxes – Choix/Pilar	30,500
Exploration and Development – La Verde	500,000
Property Payments and taxes – La Verde	62,000
Exploration and Development – Don Roman Groupings	650,000
Property payments and taxes – Don Roman Groupings	3,500
Exploration and Development - Picacho Prospect	2,500,000
Property payments and taxes – Picacho Prospect	40,000
General and administrative expenses	500,000
Total	$4,661,000

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December 2011.

TARA GOLD RESOURECES CORP.

By    /s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr., President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr.	Director and Principal Executive Officer	December 2, 2011

/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno	Principal Financial and Accounting Officer	December 2, 2011

/s/ Clifford A. Brown
Clifford A. Brown	Director	December 2, 2011