Form 10-K
period 2011-12-31
TARA GOLD RESOURCES CORP.
filed 2012-04-16
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-29595

TARA GOLD RESOURCES CORP.
(Name of Small Business Issuer in its charter)

Nevada	90-0316566
(State of incorporation)	(IRS Employer Identification No.)

375 N. Stephanie St., Bldg. 2 Ste. # 211 Henderson, NV	89014
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (888) 901-4550
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2011 was approximately $36,705,000.

As of April 13, 2012, the Company had 102,795,119 outstanding shares of common stock.

Documents incorporated by reference:     None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding Tara Minerals’ financial position, business strategy, plans and objectives, are forward-looking statements.  Although Tara Minerals believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

ITEM 1.  BUSINESS.

Tara Gold (the “Company” or “Tara Gold”), was incorporated in 1999 in Nevada as Westnet Communications Group, Inc.  On April 1, 2001 the Company acquired MerchantPark Communications, Inc. for shares of its common stock.  After this acquisition the Company’s operations involved the development of software which could be used by small businesses for web-site development and hosting.

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

In February 2006, the Company changed its name to Tara Gold Resources.

In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico.  In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V., a Mexican corporation.  Tara Minerals also owns 85% of the common stock of Adit Resources Corp (“Adit”). Tara Gold’s operations in Mexico are conducted through Amermin and American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. Tara Gold, through Amermin, focuses primarily on gold mining concessions.  American Metal Mining’s primary focus is on industrial minerals, copper, lead, zinc, iron, industrial metals, and other associated metals.    All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.  As of December 31, 2011, Tara Gold owned approximately 53% of the outstanding common stock of Tara Minerals.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset is the Picacho groupings.

Tara Gold began the distribution of its shares in Tara Minerals to its shareholders.  On May 25, 2011 Tara Gold distributed one share of Tara Minerals for every 20 outstanding shares of Tara Gold.  Additional distributions will be announced over the 24 months from the March 2011 declaration date until all Tara Minerals shares held by Tara Gold are distributed to Tara Gold’s shareholders.

In this filing references to "Company," "we," "our," and/or "us," refers to Tara Gold Resources and, unless the context indicates otherwise, its consolidated subsidiaries.

Below is an organizational chart to illustrate the ownership structure of each subsidiary and each property of Tara Gold.

No properties were in joint ventures as of December 31, 2011.  See below for the sale of American Copper Mining.

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

The capital required for exploration and development of mining properties is substantial.  Tara Gold plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Gold’s interest in a certain property in exchange for the expenditure of a specified amount), the sale of Tara Gold properties, Tara Gold’s operations and by the sale of Tara Gold and its subsidiaries’, common stock.

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

Tara Gold’s operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

As of December 31, 2011 Tara Gold had interests in the mining properties listed below, all of which are located in Mexico.  Tara Gold’s interests in the properties are generally in the form of mining concessions granted by the Mexican government.  Although Mexican mining concessions are similar, in some respects to unpatented mining claims in the United States, there are differences.  See “Mexican Mining Laws and Regulations” below for information concern Mexican mining concessions.

Although Tara Gold believes that each of these properties has deposits of gold, copper, lead, zinc, or iron the properties are in the exploratory state, and with the exception of Don Roman (which is in the operating stage) do not have any known reserves, and may never produce any of these metals in commercial quantities.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

Any proposed exploration program for Tara Gold’s properties, with the exception of the Don Roman properties, will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation. Typically, the exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) to test the extent and depth of sulphide mineralization which could host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.  Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Drilling results will then be evaluated and a mineral resource calculation will be made.  Notwithstanding the above, the exploration program for each property will depend on a number of factors, including the property’s particular geological conditions and the extent of any prior exploration work.

With the exception of the Don Roman Groupings, as of March 31, 2012 no plants or other facilities were located on any of the properties.

Tara Gold will contract with qualified personnel to conduct and supervise all aspects of its exploration program.

Tara Gold plans to finance exploration through joint venture or options arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Gold’s interest in a certain property in exchange for the expenditure of a specified amount), the sale by Tara Gold of interests in properties, Tara Gold’s operations and by the sale of Tara Gold and its subsidiaries common stock.

Tara Gold’s operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

Unless otherwise noted below, all of the properties below were purchased from non-related third parties.

La Currita Prospect

Tara Gold acquired the La Currita property in May 2005 for an effective purchase price of $1,253,439, plus $180,000 of value-added tax.

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

Las Minitas, Auriferos, Mariana and Mezquite, and Las Brisas properties are located in the southern part of the state of Sonora, Mexico in the Alamos district, which also resides on the western edge of Sierra Madre Occidental Gold belt.  The properties in this group have returned results positive for gold and silver, although reserves have not been calculated.

Las Minitas Prospect

Tara Gold acquired the Las Minitas Prospect in March 2006 for an effective purchase price of $2,427,403, plus $340,000 in value-added tax.

The Las Minitas Prospect is 826.2575 hectares in size and is located in the state of Sonora, Mexico, approximately 40 kilometers northwest of the town of Alamos.  The property lies at the western edge of the Sierra Madre Occidental gold-silver belt.

As of December 31, 2011 Tara Gold was in negotiations to amend its agreements relating to the Las Minitas Prospect which may include the termination of this agreement and the return of the property.  Per the contract, Tara Gold can only return the property in good standing, which requires all taxes must be paid and the property must be clear of any liabilities.  Tara Gold has been unable to pay all related property taxes.

Auriferos V Fraccion 1 and 2 Prospects

In 2007, Tara Gold signed an agreement with Pershimco Resources Ltd. (“Pershimco”) providing Pershimco the option to acquire a 75% interest in the Las Minitas Prospect.  In March 2008 Tara Gold and Pershimco agreed to terminate their joint venture with respect to the Las Minitas prospect.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to the Las Minitas Prospect would revert to Tara Gold.  This resulted in Tara Gold obtaining the Auriferos V Fraccion 1 and 2 Prospects (“Auriferos”), which the Company manages as part of the Las Minitas Prospect.

Should the Company return the Las Minitas Prospect the Company retains ownership of Auriferos.

The Auriferos concessions are 400.7177 hectares in size and is located in the state of Sonora, Mexico, near the town of Alamos and Quiriego.

Mariana and Mezquite Prospect

In March 2008, Pershimco transferred the mineral claims and obligations linked to the Mariana and Mezquite Prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value-added taxes of $25,907.  The effective purchase price of this property is $171,451 plus value-added taxes.

The Mariana and Mezquite prospect is 276 hectares in size and is located in the state of Sonora, Mexico, near the towns of Alamos and Quiriego.

As of December 31, 2011 Tara Gold was in negotiations to amend its agreements with all vendors relating to Mariana and Mesquite Prospect which may include the termination of this agreement and the return of the property. Per the contract, Tara Gold can only return the property in good standing, which requires all taxes must be paid and the property must be clear of any liabilities.  Tara Gold has been unable to pay all related property taxes.

Las Brisas Prospect

Tara Gold acquired the Las Brisas Prospect in August 2007 for an effective purchase price of $3,134, plus $391of value-added tax.

The Las Brisas Prospect is 6,428.6896 hectares and is located in the state of Sonora, Mexico, approximately 40 kilometers northwest of the town of Alamos.  The property lies at the western edge of the Sierra Madre Occidental gold-silver belt.

Should the Company return the Las Minitas prospect the Company retains ownership of Las Brisas.

Properties owned by Tara Minerals Corp.

Don Roman Groupings

The Don Roman Groupings, comprised of 10,680.1213 hectares, were acquired in October 2006, November 2008, and March and April 2011 for an effective purchase price of approximately $2,126,000, plus value-added tax of approximately $327,500. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, Centenario, La Verde and La Palma properties.

The Don Roman plant is 18 kilometers north from Choix, state of Sinaloa, Mexico.  The plant is accessed by 18 kilometers of paved road.  From plant site, the closest concessions are the Don Roman Groupings which can be accessed with a regular pick-up truck through a Company maintained road. The Don Roman Groupings are in the heart of La Reforma Mining District as well as the stated gold belt that stems from the state of Chihuahua.

The Don Roman Groupings, are located in the northern part of the La Reforma Mining District of north eastern Sinaloa State, Mexico.  The predominant rocks in the area are Upper Jurassic-Lower Cretaceous carbonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma Mining District has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of Tara Minerals, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Tara Minerals feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

Continuing evaluation of the Don Roman Groupings has identified numerous mineralized systems at various locations on the property, some of which include a series of parallel northeast trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization.  A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

Temporary provisional permits have been acquired, the Company continues to work toward procuring definitive permits as production and financing allows.  High voltage electrical service has been supplied to an electrical substation which is owned by Tara Minerals and supplies power to operate the plant.

Two circuits capable of producing a minimum of 200 tonnes per day are operational, with a third circuit that can be completed when production makes it necessary. An additional regrind circuit can also be implemented at the appropriate time.  The plant, when all circuits are operational, is capable of processing approximately 400 tonnes per day.

In 2010 Tara Minerals began production  at the Don Roman plant and extracted lead, zinc, and silver material from its mine and stockpiled it for future processing at the plant. During production in 2010, a limited amount of concentrate was produced and sold.  In the fourth quarter of 2010, the plant activity ceased.

As of December 31, 2011 approximately $3,500,000 has been spent on the processing plant facilities, processing equipment, and related mining equipment.

Pirita Prospect

Tara Minerals acquired the Pirita Prospect in June 2009 for an effective purchase price of $250,000, plus value-added tax of $30,000.

The Pirita Prospect is 6,656.1049 hectares in size and is located near the town of Bacoachi, state of Sonora, Mexico and the towns of Urieque and Morelos, state of Chihuahua, Mexico.

As of December 31, 2011 Tara Minerals was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of this agreement and the return of the property.  Per the contract, Tara Minerals can only return the property if it is in good standing, which requires all taxes must be paid and the property must be clear of any liabilities.  Tara Minerals has been unable to pay all applicable property taxes.

Godinez Joint Venture

In July 2010, Tara Minerals entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated on January 18, 2012.

Iron Ore Projects

Tara Minerals raised $750,000 through a royalty rights offering to fund these projects.

Tania Iron Ore Project

Tara Minerals leased the Tania Iron Ore Project in May 2011for royalty payments based on production.

Tara Minerals has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. Tara Minerals had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. Tara Minerals has paid $100,000 against future royalty payments.

The property, comprised of 3,233.0147 hectares, is located approximately 33 kilometers southeast, via dirt road from the port of Manzanillo, in the city of Manzanillo, State of Colima, Mexico. The iron ore is contained within decomposed granite with little overburden.  The property has not been subjected to modern exploration methods or concentrating processes prior to Tara Minerals.

As of the date of this filing, Tara Minerals was not satisfied with the results of the recoverability of the iron ore content and may let its lease lapse.

Las Viboras Dos Iron Ore Project

Tara Minerals acquired the Las Viboras Dos Iron Ore Project in July 2011 for an effective purchase price of $188,094, plus value-added tax of $30,095.

This property, comprised of 147.9201 hectares, is located near the town of La Huerta, state of Jalisco, Mexico. It is accessible by a 50 kilometer paved highway from Manzanillo towards La Huerta.

The Company is reviewing the property for continued inclusion in its mining property portfolio.

Mina El Champinon Iron Ore Project

In September 2011, Tara Minerals leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production which gives Tara Minerals the right to mine the project for a period of 10 years with an automatic renewal clause.

This property, comprised of 150 hectares, is located approximately 12 kilometers from the Don Roman plant, in Choix, state of Sinaloa, Mexico. The property can be accessed with a regular pick-up truck by driving along a 4 kilometer paved road followed by an 8 kilometer dirt road.  Tara's operational team has succeeded in identifying high, medium, and low grade mineralized iron zones. Drilling, mineralogy and design work, with a dual focus of tonnage expansion and production is in progress.

The Champinon deposit host rock is meta0andesite, which has been intruded by granodiorite/monzonite.  Along contacts there are skarn mineralized zones formed.  In the area of the deposit, there are numerous northwest/southeast trending steeply dipping fault/breccia zones.  The kip is to the northeast.  The zone at the Champinon deposit appears to be at least 100 meters wide consisting of andradite garnet up to 5 meters wide, vertically inter-layered with zones of high-grade magnetite up to 12 meters wide.  The garnet varies from weakly to heavily mineralized with magnetite.

Mapping and sampling of this property is ongoing.

Tara Minerals will semi-annually pay the concession owner a royalty of $5, plus any value-added tax, for each tonne of material sold with a minimum of $300,000 in royalty payments every 6 months. The concession owner has been paid approximately $235,000, plus $38,000 in value-added taxes, as an advance against this royalty as of April 13, 2012.

Properties owned by Adit Resources

Picacho Groupings

The Picacho Groupings, comprised of 7,059.5691 hectares, were acquired in July 2009 and May 2011 for an effective purchase price of approximately $1,457,000, plus value-added tax of approximately $226,000. The Picacho Groupings consist of the Picacho and Picacho Fractions I, II and III properties.

The Picacho Groupings are located approximately 100 kilometers south of the U.S. – Mexico border within the Northern Sierra Madre gold belt, in close proximity to town of Bacoachi, state of Sonora, Mexico.  From Bacoachi the concessions can be accessed through a Company maintained road with a regular pick-up truck.  The area has a high level of exploration activity and is close to a national paved highway and power grid.

The area is underlain by Tertiary and Cretaceous andesitic, rhyolitic flows and tuffs with ignimbritic and less abundant intrusive porphyritic rocks.  Past activity on the Picacho Groupings by various parties has resulted in the construction of at least nine adits, several shafts and raises, numerous workings and diamond drills, remnants of tailings from operations in the 1930´s have been found but most of this material was removed and further beneficiated by prior owners.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana agreed to pay Adit, in U.S. dollars:

•
$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property, see Note 5 in the financial statements below), will be deposited into an escrow account and will be released when the Mexican government releases its tax lien on the Property (the “Escrow Release Date”);

•	Yamana Gold Inc. will surrender 500,000 common shares, and warrants to purchase an additional 250,000 common shares, that it holds in the capital of Adit for cancellation by Adit;

•	$9.8 million one year after the Escrow Release Date;

•
During the period ending five years after the Escrow Release Date, $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Property. If no gold is defined on the Property three years after the Escrow Release Date, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million six years after the Escrow Release Date.

Yamana has the option to terminate the agreement within ten business days prior to the one year anniversary of Escrow Release Date for any reason.  If the Agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying Property to Company in good standing.

United States Mining Laws and Regulations

In the United States, unpatented mining claims on inappropriate federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws.  These acts generally provide that a citizen of the United States (including corporations) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon inappropriate federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System.  The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record.  Prior to discovery of a locatable mineral thereon, a mining claim may be open to location by others unless the owner is in possession of the claim.

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

Exploration mining concession applications are filed at government offices.  Exploration concessions are valid for fifty years and give their holders the right to carry out exploration work and, if warranted, put into produce any ore discovered on the concession.

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

General

Tara Gold’s offices are located at 375 N. Stephanie St., Bldg. 2 Ste. #211, Henderson, NV 89014 of office space supplied free of charge by Lynda R. Keeton-Cardno, Chief Financial Officer of Tara Gold and Tara Minerals.

As of the date of this filing Tara Gold (including Tara Minerals) has 8 employees.  American Metal Mining has 4 employees. All personnel for Amermin and American Copper Mining are subcontract labor.

Tara Gold’s website is www.taragoldresources.com

ITEM 1A. RISK FACTORS.

There is no assurance that any of Tara Gold’s remaining properties will be capable of producing precious or industrial metals in commercial quantities.

There is no assurance that Tara Gold will remain current or file its periodic Exchange Act filings.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided that Tara Minerals would acquire all of the common shares of Tara Gold by exchanging one share of Tara Mineral’s common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction would require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Minerals, Tara Gold, and Tara Mineral’s officers and directors. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Minerals and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against Tara Minerals, Tara Gold, and Tara Gold’s directors.  The essence of the lawsuit was to prevent the Company’s proposed acquisition of Tara Gold.

Tara Minerals believes the lawsuit filed by Ms. Root was premature since, as noted in the September 13, 2010 press release, the transaction was tentative and was subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals has been was ever signed.

On April 6, 2011 Ms. Root voluntarily dismissed her lawsuit against Tara Minerals, Tara Gold, and all other defendants.

Tara Minerals subsequently decided that it would not acquire Tara Gold.

In August 2011 Tara Minerals entered into an agreement with Carnegie Mining and Exploration, Inc. which provided Carnegie with the option to earn up to a 50% interest in Tara Minerals’ Don Roman and iron ore projects.

In order to earn an interest in the Don Roman project, Carnegie was required to spend certain amounts on the Don Roman property such that the Don Roman plant reached minimum production levels. Carnegie could earn a 50% interest in Tara Minerals’ iron ore projects by spending $1,000,000 toward the projects by November 6, 2011.

Carnegie did not spend the required amounts on either project and Tara Minerals terminated the option.

On November 10, 2011, Tara Minerals filed a complaint against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties. Carnegie is required to respond to the complaint on or before March 21, 2012.

On December 9, 2011, Carnegie and a purported affiliate, Carnegie Operations, LLC filed a complaint in Texas state court against former employees of Carnegie. Although Tara Minerals was not initially named as a defendant, the substance of the state court complaint made it clear that the core issues were substantially similar to those raised in the Nevada litigation. The individual defendants removed the case to federal court in Dallas, Texas on December 22, 2011. Carnegie responded with a First Amended Complaint on January 31, 2012, which formally named Tara Minerals as a defendant. In its amended complaint, Carnegie seeks an injunction against Tara Minerals in connection with its option on the iron ore properties, as well as damages for alleged fraud, trade secret theft, civil conspiracy, and tortuous interference with Carnegie’s employment contracts with the individual defendants.

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. The court’s ruling on Tara Mineral’s motion is expected shortly.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Prior to May 2010 the common stock of Tara Gold traded in the over-the-counter market, which is sometimes referred to as the “pink sheets”, under the symbol: TRGD.  In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order, Tara Gold’s common stock was removed from the Pink Sheets and through September 30, 2011 traded only on an unsolicited basis.

As a result of the Commission’s ruling on July 18, 2011 (see Item 3 above), all trading in Tara Gold’s stock ceased.

Shown below are the ranges of high and low sales prices for Tara Gold’s common stock for the periods indicated as reported by FINRA and as reported on www.stockwatch.com.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2010	$0.74	$0.36
June 30, 2010	$0.68	$0.05
September 30, 2010	$0.62	$0.30
December 31, 2010	$0.49	$0.26
March 31, 2011	$0.50	$0.26
June 30, 2011	$0.47	$0.20
September 30, 2011	$0.45	$0.40
December 31, 2011	Not reported	Not reported

As of April 13, 2012 Tara Gold had 102,795,119 outstanding shares of common stock and 78 shareholders of record. As of that same date Tara Gold did not have any outstanding options, warrants or securities which were convertible into shares of Tara Gold’s common stock.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Tara Minerals’ Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Tara Gold was incorporated in October 1999.  During the period from its incorporation through December 31, 2011 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales, $9,252,000 in exploration expenses and $40,057,000 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of approximately $8,464,000 pertaining to the issuance of stock based compensation and stock bonuses of Tara Minerals.

Material changes of certain items in Tara Gold’s Statement of Operations for the year ended December 31, 2011, as compared to the same period last year, are discussed below.

Twelve Months Ended	December 31, 2011	December 31, 2010
(In thousands of U.S. Dollars)
Revenue	$-	$160
Cost of revenue	-	658
Exploration expenses	2,901	2,033
Operating, general and administrative expenses	5,788	17,471
Net operating loss	$(8,689)	$(20,002)

In 2010 Tara Minerals began production at the Don Roman plant and extracted lead, zinc, and silver ore from its mine and stockpiling it for future processing at its processing plant. During production in 2010, a limited amount of concentrate was produced and sold.  In the fourth quarter of 2010, the plant activity ceased.  The sharp decrease in Tara Minerals’ net operating loss is a direct result of the suspension of plant operations at the end of 2010.

In 2011, Tara Minerals sought to expand and advance the Don Roman Groupings project by acquiring additional mineral claims and by finding a joint venture partner that would provide the capital and expertise to restart the operations.

In August 2011, an agreement was signed that included an option for the joint venture partner to earn a 50% interest in the Don Roman Groupings and an additional option to earn an interest in Tara Minerals iron ore properties.  As of December 31, 2011 this joint venture expired.

Throughout 2011, the Company purchased technical data for Centenario, La Palma and La Verde for stock, which makes up the majority of exploration expenses.

In 2011, the Company also ventured into the iron ore industry segment, exploring the Tania, Las Viboras Dos and Champinon properties.

Year Ended	December 31, 2011	December 31, 2010
(In thousands of U.S. Dollars)
Bad debt expense	$850	$1,610
Depreciation expense	299	250
Investment banking and investor relations expense	577	7,701
Compensation, officer employment contracts and bonuses	1,730	4,671
Other taxes and penalties	283	390
Professional fees	1,235	1,433
Repairs and maintenance	28	59
Rent and rental of equipment	82	19

Bad debt expense decreased for the year ended December 31, 2011 due to the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense. Depreciation expense increased as more plant and equipment was in service during the year ended December 31, 2011 than 2010.

The decrease in investment banking and investment banking and investor relations expense is due to fewer consultants needed in 2011. During 2010 the Company expected to start production and apply for listing on the NYSE Amex.  In anticipation of these events, consultants were hired to handle investor relations. For the year ended December 31, 2011 investor relations expenses consisted of $36,000 paid with options, $400,950 paid with common stock and $141,000 paid in cash to consultants. As of December 31, 2010 investor relations expenses consisted of $4,397,000 paid with common stock for investor relations at the Tara Minerals level and $26,000 paid with common stock for investor relations at the Adit level, total options valued at $3,079,000 and the remainder was paid in cash.

During the year ended December 31, 2011 compensation, officer employment contracts and bonuses consisted of options and stock bonuses with a value of $816,000, and officers’ compensation of $1,542,000.  During the year ended December 31, 2010 compensation, officer employment contracts and bonuses consisted of options with a value of $3,541,000, $344,500 for stock bonuses and officers’ compensation of $667,000.

Other taxes and penalties in 2011 consisted of all tax for properties in the amount of $115,000 were brought current; payroll taxes and related penalties were recognized in the amount of $163,000 and the additional $5,000 were other taxes that resulted from the normal course of business. Other taxes and penalties in 2010 consisted of accrued payroll taxes, accrued taxes related to the Tara Gold U.S. Federal IRS Audit other taxes that resulted from the normal course of business.

Professional fees decreased in 2011 due to decreased because fewer professionals and consultants were needed when compared to 2010.  Legal fees included within this caption increased in 2011 due to increased legal expenses, see Item 3 above.

Repairs and maintenance decreased in the year ended December 31, 2011 because the plant at the Don Roman Groupings stopped operating; therefore the Company spent less on repairs and maintenance of machinery and other plant and mining equipment. During the year ended December 31, 2010 the Company was working on software to track inventory and parts was not used in 2011; the plant at the Don Roman Groupings was operating and more repairs and maintenance expenses were incurred.

Rent and rental equipment increased during the year ended December 31, 2011 due to rental of an office and apartments in Manzanillo, Colima, where potential Iron Ore Properties are located.

The following is an explanation of Tara Gold’s material sources and (uses) of cash (in thousands of U.S. dollars) during the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Net cash used in operating activities	$(3,789)	$(3,108)
Acquisition of property, plant and equipment	(8)	(268)
Purchase of mining properties	(211)	(25)
Sale of marketable securities	44	-
Loans from third and related parties	-	480
Repayment of loans	(135)	(761)
Sale of common stock of subsidiaries	3,508	2,372
Proceeds from Iron Ore financial instrument	750	-
Cash on hand at beginning of period	193	1,451

Tara Gold does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources.

Tara Gold anticipates that its capital requirements during the twelve months ending December 31, 2012 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$1,250,000
Exploration and Development - Picacho Groupings (through date of sale)	225,000
Exploration and Development – Iron Ore Projects	1,500,000
Property taxes	150,000
General and administrative expenses	500,000

Tara Gold
Property taxes	34,000
General and administrative expenses	500,000
Total	$4,159,000

The capital requirements shown above include capital required by Tara Gold and subsidiaries.

Tara Gold will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In 2011, the Company announced the appointment of Mr. Steve Eady as the Company's Chief Geologist and Mr. Tom Claridge as Senior Mining and Plant Engineer.  Based on the Company’s additional expertise in- house the Company expects to explore and develop the iron ore projects with an emphasis on production in 2012.

Mr. Eady is an accomplished geologist and has been working in mining since 1973. His past experience includes mineralogy, geology, ore reserve development, leach testing, feasibility studies and geological related development research. He has worked in the past for Inspiration Consolidated Copper Company, and on numerous exploration and development projects at Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

Mr. Claridge is an accomplished project manager with over 20 years of experience in mine operations, plant design, and water treatment all over the world. His experience includes mineral resource evaluations, conceptual and feasibility reports, metallurgical test programs, economic evaluations and mine and process development of engineering projects for major and junior mining companies. His past employers include Hanlon Engineering & Architecture Inc. and Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

As of the date of this filing, the Company is reviewing the Las Minitas, Mariana & Mezquite, Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Las Minintas, Mariana and Mezquite or Pirita were made in 2011.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Gold is critically reviewing all properties for joint venture, option or sale opportunities.

Tara Gold’s future plans will be dependent upon the amount of capital available to Tara Gold, the amount of cash provided by it and its subsidiaries operations, and the extent to which Tara Gold is able to have joint venture partners pay the costs of exploring and developing its mining properties.

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

ITEM 8.        FINANCIAL STATEMENTS.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
of Tara Gold Resources Corp., Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheet of Tara Gold Resources Corp., Inc. (an exploration stage company) (a Nevada corporation) and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended and the period from inception (October 14, 1999) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Tara Gold Resources Corp., Inc. and subsidiaries from inception (October 14, 1999) through December 31, 2010, were audited by other auditors whose report there on dated April 18, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp, Inc. and subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from inception (October 14, 1999) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Wilson Morgan LLP

/s/ Wilson Morgan LLP

Irvine, California
April 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
of Tara Gold Resources Corp., Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheet of Tara Gold Resources Corp., Inc. (an exploration stage company) (a Nevada corporation) and subsidiaries as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the year then ended and the period from inception (October 14, 1999) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended and for the period from inception (October 14, 1999) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP

Irvine, CA
April 18, 2011

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$419	$193
Other receivables, net	539	1,212
Marketable securities	-	450
Deferred tax asset, current	4,041	-
Other current assets	117	1
Total current assets	5,116	1,856
Property, plant, equipment, mine development, and land, net	11,084	12,358
Mining deposits	204	53
Deferred tax, non-current portion	2,475	2,931
Goodwill	12	12
Other assets	35	161
Total assets	$18,926	$17,371

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,858	$2,675
Notes payable, current portion	2,607	994
Notes payable related party, current portion	100	100
Due to related parties, net of due from	156	259
Total current liabilities	5,721	4,028
Notes payable, non-current portion	69	3,021
Total liabilities	5,790	7,049

Iron Ore Properties financial instrument, net	570	-

Stockholders’ deficit:
Common stock: $0.001 par value; authorized 150,000,000 shares; issued and outstanding 102,795,119 and 102,795,119 shares	103	103
Additional paid-in capital	10,787	12,175
Accumulated deficit during exploration stage	(19,620)	(17,060)
Accumulated other comprehensive loss	(446)	(514)
Total Tara Gold stockholders’ deficit	(9,176)	(5,296)
Non-controlling interest	21,742	15,618
Total equity	12,566	10,322
Total liabilities and equity	$18,926	$17,371

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share amounts)

	For the Year Ended December 31,		From inception October 14, 1999 to December 31,
	2011	2010	2011
Revenues
Revenue from website development and software	$-	$-	$168
Mining revenues	-	160	557
Total revenues	-	160	725
Cost of revenue	-	658	759
Gross margin	-	(498)	(34)
Exploration expenses	2,901	2,033	9,252
Operating, general, and administrative expenses	5,788	17,471	40,057
Net operating loss	(8,689)	(20,002)	(49,343)
Non-operating (income) expense:
Interest (income)	(31)	(26)	(343)
Interest expense	28	450	1,239
Settlement expense	-	-	(134)
Loss on extinguishment of debt	-	-	766
(Gain) on deconsolidation of joint venture	-	-	(8,661)
(Gain) on sale of joint venture interest	-	-	(3,112)
(Gain) on dissolution of joint venture	(100)	-	(9,263)
Loss on disposal of assets	4	-	403
(Gain) on acquisition of mining concession	-	-	(100)
Loss on conversion of note payable	-	783	783
Realized loss on the sale of marketable securities	389	-	5,099
(Gain) on sale of net cash flow interest	-	-	(197)
(Gain) on TARM Stock Dividend, net of noncontrolling interest	(1,028)	-	(1,028)
Other (income)	(20)	(757)	(1,345)
	(758)	450	(15,893)
Loss before income taxes	(7,931)	(20,452)	(33,450)
Income tax provision (benefit), net of expense	(3,585)	(1,015)	(5,902)
Loss from continuing operations	(4,346)	(19,437)	(27,548)
Discontinued operations
Income from operations of discontinued oil properties (including loss on disposal of $7)	-	-	17
Loss from operations of La Escuadra	-	-	(1,038)

Net loss	(4,346)	(19,437)	(28,569)
Add: Net loss attributable to non-controlling interest	1,786	5,670	8,949
Net loss attributable to Tara Gold shareholders’	(2,560)	(13,767)	(19,620)

Other comprehensive income (loss):
Foreign currency translation	68	(78)	(446)
Comprehensive loss	$(2,492)	$(13,845)	$(20,066)

Net loss per share, basic and diluted	$(0.04)	$(0.19)
Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Loss	Deficit
Balance at inception	-	$-	$--	$-	$-	$-

Issuance of common stock to Founders for cash	4,000,000	4	-	-	-	4

Net loss	-	-	-	(9)	-	(9)

Balance at December 31, 2000	4,000,000	4	-	(9)	-	(5)

Issuance of common stock in exchange for 100% of common stock of MerchantPark	1,500,000	2	(2)	-	-	-

Issuance of Common stock for cash	2,491,583	2	152	-	-	154

Issuance of common stock for services	4,645,261	5	77	-	-	82

Issuance of common stock for 100% of shares of Caged Iron Technologies	2,000,000	2	101	-	-	103

Issuance of common stock issued for debt	459,000	-	46	-	-	46

Issuance of common stock issued for assets	3,064,556	3	301	-	-	304

Stock offering costs	-	-	(13)	-	-	(13)

Currency translation adjustment	-	-	-	-	1	1

Net loss	-	-	-	(418)	-	(418)

Balance at December 31, 2001	18,160,400	$18	$662	$(427)	$1	$254

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2001	18,160,400	$18	$662	$(427)	$1	$254

Issuance of common stock for services	2,336,500	2	22	-	-	24

Issuance of common stock for debt	5,844,976	6	272	-	-	278

Issuance of Common stock for cash	6,000,000	6	23	-	-	29

Net Loss	-	-	-	(677)	-	(677)

Balance at December 31, 2002	32,341,876	32	979	(1,104)	1	(92)

Issuance of Common stock for cash	3,754,848	4	53	-	-	57

Issuance of common stock for debt	9,019,445	9	189	-	-	198

Net loss	-	-	-	(156)	-	(156)

Balance at December 31, 2003	45,116,169	$45	$1,221	$(1,260)	$1	$7

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)
(continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2003	45,116,169	$45	$1,221	$(1,260)	$1	$7

Issuance of common stock for cash	2,807,000	3	161	-	-	164

Issuance of common stock for services	3,010,000	3	147	-	-	150

Stock cancelled	(1,200,000)	(1)	1	-	-	-

Share subscriptions received	-	-	-	-	-	148

Net loss	-	-	-	(373)	-	(373)

Balance at December 31, 2004	49,733,169	$50	$1,530	$(1,633)	$1	$96

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2004	49,733,169	$50	$1,530	$(1,633)	$1	$96

Issuance of common stock for services	6,472,984	6	273	-	-	279

Issuance of common stock for cash	13,506,001	14	431	-	-	445

Share subscriptions delivered	-	-	-	-	-	(113)

Common stock for mining concession finders’ fees	200,000	-	8	-	-	8

Warrants for mining concession finders’ fees	-	-	4	-	-	4

Beneficial conversion feature	-	-	207	-	-	207

Foreign currency translation loss	-	-	-	-	(7)	(7)

Net loss	-	-	-	(935)	-	(935)

Balance at December 31, 2005	69,912,154	$70	$2,453	$(2,568)	$(8)	$(16)

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)
 (CONTINUED)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2005	69,912,154	$70	$2,453	$(2,568)	$(8)	$(16)

Issuance of common stock for services	2,251,250	2	228	-	-	230

Issuance of common stock for cash	7,440,433	7	1,753	-	-	1,760

Share subscriptions delivered	634,615	1	41	-	-	7

Conversion of convertible debt to stock	3,700,000	4	187	-	-	191

Beneficial conversion feature	-	-	185	-	-	185

Foreign currency translation loss	-	-	-	-	(32)	(32)

Unrealized loss on investments	-	-	-	-	(449)	(449)

Net loss	-	-	-	361	-	361

Balance as of December 31, 2006	83,938,452	$84	$4,847	$(2,207)	$(487)	$2,237

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2006	83,938,452	$84	$4,847	$(2,207)	$(487)	$2,237

Issuance of common stock for services	600,000	1	607	-	-	608

Issuance of common stock for cash	2,217,500	2	885	-	-	887

Issuance of common stock for exercise of warrants and receipt of cash	4,443,333	4	2,249	-	-	2,253

Stock based compensation	-	-	1,164	-	-	1,164

Conversion of convertible debt to stock	2,316,667	2	67	-	-	69

Conversion of convertible debt to stock subscription and related settlement expense	-	-	-	-	-	342

Stock bonus payable	-	-	-	-	-	126

Stock issued for additional ownership interest in Amermin	1,500,000	2	598	-	-	600

Foreign currency translation gain	-	-	-	-	25	25

Unrealized loss on investments	-	-	-	-	(1,147)	(1,147)

Net loss	-	-	-	(2,441)	-	(2,441)

Balance as of December 31, 2007	95,015,952	$95	$10,417	$(4,648)	$(1,609)	$4,723

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2007	95,015,952	$95	$10,417	$(4,648)	$(1,609)	$4,723

Issuance of common stock for services	175,000	-	67	-	-	67

Shares subscriptions delivered	1,150,000	1	467	-	-	-

Conversion of convertible debt to stock	5,654,167	6	184	-	-	190

Foreign currency translation gain	-	-	-	-	(637)	(637)

Unrealized loss on investments	-	-	-	-	978	978

Net income	-	-	-	5,795	-	5,795

Balance as of December 31, 2008	101,995,119	102	11,135	1,147	(1,268)	11,116

Issuance of common stock for services	800,000	1	1,040	-	-	1,041

Foreign currency translation gain	-	-	-	-	214	214

Unrealized loss on investments	-	-	-	-	618	618

Net loss	-	-	-	(4,440)	-	(4,440)

Balance as of December 31, 2009	102,795,119	$103	$12,175	$(3,293)	$(436)	$8,549

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2011
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance as of December 31, 2009	102,795,119	$103	$12,175	$(3,293)	$(436)	$8,549

Foreign currency translation	-	-	-	-	(78)	(78)

Net loss	-	-	-	(13,767)	-	(13,767)

Balance as of December 31, 2010	102,795,119	$103	$12,175	$(17,060)	$(514)	$(5,296)

Dividend of Tara Minerals shares	-	-	(1,388)	-	-	(1,388)

Foreign currency translation	-	-	-	-	68	68

Net loss	-	-	-	(2,560)	-	(2,560)

Balance as of December 31, 2011	102,795,119	$103	$10,787	$(19,620)	$(446)	$(9,176)

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of U.S. Dollars)

	For the Year Ended		From inception
	December 31,		(October 14, 1999)
	2011	2010	to Dec. 31, 2011
Cash flows from operating activities:
Net loss	$(2,560)	$(13,767)	$(19,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	250	966
Allowance for doubtful accounts	492	2,268	3,130
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	(100)	-	(8,788)
Loss on extinguishment of debt, net	-	-	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	(3,585)	(1,183)	(6,516)
Non-controlling interest in net loss of consolidated subsidiaries	(1,786)	(5,670)	(8,949)
Amortization of beneficial conversion	-	289	650
Loss on the disposal of assets	4	-	222
Realized loss on marketable securities	389	-	4,993
Common stock of subsidiary issued and option valuation for services	417	6,642	8,033
Subsidiaries’ stock based compensation and stock bonuses	852	4,746	6,892
Exploration expenses paid with stock of subsidiaries	2,492	1,224	3,716
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	-	(197)
Loss on conversion of debt to subsidiary’s common stock	-	783	783
(Gain) on TARM Stock Dividend	(1,028)	-	(1,028)
Other	72	29	130

Changes in operating assets and liabilities:
Other receivables	(10)	(100)	(1,047)
Other assets	(51)	(139)	(985)
Accounts payable and accrued expenses	315	1,521	3,388
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(3,789)	(3,109)	(21,960)

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of U.S. Dollars)
 (Continued)

	For the Year Ended		From inception
	December 31,		(October 14, 1999)
	2011	2010	to Dec. 31, 2011
Cash flows from investing activities:
Acquisition of property, plant and equipment	(6)	(268)	(2,834)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	44	-	6,322
Proceeds from the sale or disposal of assets	-	-	731
Purchase of mining concession	(30)	(25)	159
Mining deposits	(181)	-	(181)
Loans to unrelated third parties	-	-	(380)
Other	-	-	(6)
Net cash (used)/provided by in investing activities	(173)	(293)	3,396

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	150	150
Proceeds from notes payable	-	480	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(135)	(761)	(10,913)
Change in due to/from related parties, net	(103)	(19)	275
Non-controlling interest – cash from sale of common stock of subsidiaries	3,508	2,372	12,469
Payments from joint venture partners	100	-	10,020
Cash from the sale of common stock	-	-	5,753
Financial Instrument	750	-	750
Other	-	-	(9)
Net cash provided by financing activities	4,120	2,222	19,025

Effect of exchange rate changes on cash	68	(78)	(42)

Net (decrease) increase	226	(1,258)	419
Cash, beginning of period	193	1,451	-
Cash, end of period	$419	$193	$419

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of U.S. Dollars, except per share amount)
 (Continued)

	For the Year Ended December 31,		From inception (October 14, 1999) to December 31,
	2011	2010	2011

Supplemental Information:
Interest paid	$101	$25	$939
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$(49)	$559	$1,292
Issuance of common stock for assets	$-	$-	$304
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalize interest	$(1,311)	$(3,324)	$18,186
Beneficial conversion feature, convertible debt	$-	$-	$32
Beneficial conversion feature, convertible related party Debt	$-	$-	$359
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(192)	$1,470	$1,216
Purchase of La Escuadra with debt	$-	$-	$1,370
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Acquisition of property and equipment through debt	$49	$247	$463
Unrealized (gain)/loss in investments, available for sale	$-	$-	$10,648
Accrued and capitalized interest	$69	$88	$411
Subsidiary common stock payable for debt – Non-controlling interest	$-	$783	$783
Subsidiary common stock payable for debt – non controlling interest	$417	$-	$417
Beneficial conversion feature, financial instrument	$180	$-	$180
Other	$-	$28	$90

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.              Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Tara Gold Resources, Corp. (the “Company” or “Tara Gold”) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group. By special resolution of the shareholders, the Company changed its name to Tara Gold Resources, Corp. on February 9, 2006.

In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico.  In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V., a Mexican corporation.  Tara Minerals also owns 85% of the common stock of Adit Resources Corp (“Adit”). Tara Gold’s operations in Mexico are conducted through Amermin and American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. Tara Gold, through Amermin, focuses primarily on gold mining concessions.  American Metal Mining’s primary focus is on industrial minerals, copper, lead, zinc, iron, industrial metals, and other associated metals.    All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.  As of December 31, 2011, Tara Gold owned approximately 53% of the outstanding common stock of Tara Minerals.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset is the Picacho groupings.

In this filing references to "Company," "we," "our," and/or "us," refers to Tara Gold Resources and, unless the context indicates otherwise, its consolidated subsidiaries.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary.  The primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America and prevailing industry practice. At December 31, 2011 and 2010 the Company has no joint ventures or VIEs.

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
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the years ended December 31, 2011 and 2010 respectively (Mexican peso per one U.S. dollar).

	December 31, 2011
Period end exchange rate	Ps.	13.9787
Weighted average exchange rate for the period ended	Ps.	12.4300

	December 31, 2010
Period end exchange rate	Ps.	12.3817
Weighted average exchange rate for the period ended	Ps.	12.6366

Accumulated other comprehensive income (loss) for the years ended December 31, 2011 and December 31, 2010 are approximately $68,000 and ($78,000), respectively, and is primarily the result of foreign currency exchange differences and unrealized gains/loss on marketable securities. Inception to date accumulated other comprehensive loss is approximately $446,000.

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

Cash, Cash Equivalents and Securities

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011 or December 31, 2010.

Investments with stated maturities of greater than three months and traded on an active markets that are accessible at the measurement date are classified as available-for-sale marketable securities.  In accordance with the Comprehensive Income topic of the FASB ASC, we account for unrealized gain (loss) as a component of other comprehensive income.

Investments that are not traded on an active market, have little or no market activity or unobservable inputs are analyzed for classification as available-for-sale or held to maturity securities and are reported at cost in accordance with the Investments Topic of the FASB ASC.  Current or long term balance sheet classification is dependent on management’s intention of liquidating the related security.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had one and no bank accounts in excess of $250,000, as of December 31, 2011 and 2010, respectively. The Company has not experienced any losses in these accounts.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.

Each period, receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes.

	December 31, 2011	December 31, 2010
	(In thousands of U.S. Dollars)

Allowance – recoverable value-added taxes	$2,495	$1,998
Allowance - other receivables	7	12
Total	$2,502	$2,010

Property, plant, equipment, mine development and land

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

The recoverability of the book value of each property is assessed at least annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, gold, silver or other precious minerals
• estimated future commodity prices
• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2011 and 2010, respectively, no indications of impairment existed.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment, once a triggering event of any such instruments happens that remove the temporary element the Company appropriately reclassifies the instrument to debt or equity.

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, we mark the instrument to market.

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2011 or December 31, 2010.

Exploration expenses and purchase of Technical Data

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions.  When purchased for concessions without proven reserves the cost is considered research and development pertaining to a developing mine and is expensed when incurred.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

Income taxes are provided for using the asset and liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

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

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2011 and 2010, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Recently adopted and recently issued accounting guidance

Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.	Property, plant, equipment, mine development and land and related notes payable

	December 31, 2011	December 31, 2010
	(In thousands of U.S. Dollars)

Land	$20	$20
Mining concessions:
La Currita	1,253	1,253
Las Minitas (a)	2,412	2,351
Auriferos	100	100
Mezquite & Mariana (b)	171	168
Las Brisas	3	3
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario (c)	636	1,947
Pirita (d)	250	246
Picacho (e)	1,250	1,250
Picacho Fractions I, II and III	207	207
La Palma (f)	80	-
La Verde (g)	60	-
Las Viboras (h)	188	-
Mining concessions	7,960	8,875

Property, plant and equipment	3,751	3,824
	11,731	12,719
Less – accumulated depreciation	(647)	(361)
	$11,084	$12,358

Las Minitas, Auriferos, Mariana and Mezquite, and Las Brisas properties are located in Mexico in close proximity to each other.

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions I, II and III properties are located in Mexico and are known as the Picacho Groupings.

a.	In March 2006, the Company acquired “Las Minitas” from an independent third party for the effective purchase price of $2,427,403, plus $340,000 in value-added tax.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The remaining notes payable schedule, including applicable value-added tax, is as follow:

2011	$2,036,848

In accordance with the Interest Expense topic of FASB ASC, the note payable amount of $2,150,000 has been discounted using the incremental borrowing rate of 3.56%. As of December 31, 2011, the present value of future payments toward the notes payable on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$1,750,000	$302,500	$2,052,500
Imputed interest	(15,652)	-	(15,652)
Present value of debt	1,734,348	302,500	2,036,848
Less: current portion	(1,734,348)	(302,500)	(2,036,848)
	$-	$-	$-

The Company is currently reviewing the Las Minitas property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made since February 2008 and the Company may decide to terminate the purchase agreement and return the property.

b.
In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations linked to Mariana and Mezquite are the remaining debt payments of $190,000, which includes value-added taxes of $25,907 owed to a third party.  The effective purchase price of this property is $171,451 plus value-added taxes.

The remaining notes payable schedule, including applicable value-added tax, is as follow:

2011	$150,000

The Company is currently reviewing the Las Minitas property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made in 2011 and the Company may decide to terminate the purchase agreement and return the property.

c.	In November 2008, the Company acquired “Centenario” from an independent third party. The property was purchased for an effective purchase price of $635,571, plus value-added taxes.

In June 2009, the Company and the note holder modified the initial agreement agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company’s Parent.  These changes resulted in the following 1) additional debt of $28,044 plus related value-added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) an expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value-added tax.

In March 2011, the Company and the note holder agreed to reduce the purchase price of the Centenario concession to $635,571. These changes resulted in the following: 1) decrease debt by $1,310,974; and 2) decrease recoverable value-added taxes by $218,309. At March 31, 2011 the amended purchase price of $635,571 was paid in full.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of Tara Minerals’ common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Mineral’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, Tara Minerals issued 416,100 shares of common stock valued at $353,685 and will settle the remaining shares at the time that they exercise their right to sale.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

d.	In June 2009, the Company acquired “Pirita” from an independent third party for effective purchase price of $250,000, plus value-added tax of $30,000.

The remaining notes payable schedule, including applicable value-added tax, is as follow:

2011	$174,000

In accordance with the Interest Topic of FASB ASC, the note payable amount of $200,000 has been discounted using the incremental borrowing rate of 2.76%. As of December 31, 2011, the present value of future payments toward the notes payable on the Pirita contract is as follows:

	Debt	IVA	Total
Present value of debt	$150,000	$24,000	$174,00

e.	In June 2009, Adit acquired “Picacho” from an independent third party for an effective purchase price of $1,250,000, plus $200,000 in value-added taxes. This was paid in full in March 2010.

Also in March 2010, Adit purchased technical data pertaining to the Picacho Prospect from the prospect’s former owner in consideration for the issuance to the former owner of 437,500 shares of Tara Minerals’ common stock and 320,000 shares of Adit’s common stock. The technical data includes engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information pertaining to the Picacho Prospect. As of March 31, 2010 the Picacho Prospect did not have any proven reserves.  As such, the information purchased was considered research and development pertaining to a developing mine and is expensed when incurred. The parties agreed that the value of the stock for the technical data was $2.25 per share for Adit stock and $4.00 per share for Tara Minerals’ common stock.  The Company has accounted for the shares at their fair market value as follows:  320,000 shares of Adit’s common stock were valued at $0.75 per share, and 437,500 shares of Tara Minerals’ common stock were valued at $2.25.  All fair market values were determined based on contemporaneous stock issuances for cash or if the stock was quoted on an exchange, it’s closing stock price. All stock was issued April 2010.

See additional discussion on this property in Note 5 below.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

f.	In March 2011, the Company acquired “La Palma” from an independent third party for an effective purchase price of $80,000, plus value-added taxes of $12,800. This was paid in full in 2011.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of the Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, the Tara Minerals issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that they exercise their right to sale.

g.
On April 2011, the Company acquired “La Verde” from an independent third party for $60,000, plus value-added taxes of $9,600.  The Company paid $30,000 as a deposit for the concession mining deposit in 2010 which was applied to the effective price of the property and the remaining balance was paid in 2011.

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, the Company issued 370,000 shares of common stock valued at $314,500 and will settle the remaining shares at the time that they exercise their right to sale.

h.
On July 2011, the Company acquired “Las Viboras Dos” from an independent third party for an effective purchase price of $188,094, plus value-added tax of $30,095.  The purchase price was financed and has a balance at December 31, 2011 of $188,094 plus $30,095 in value-added taxes.

Other Mining Commitments

Tania Iron Ore Project

The Company leased the Tania Iron Ore Project in May 2011 for royalty payments based on production.

Under the terms of the lease, the Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. The Company had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. The Company has paid $100,000 (see Note 4) against future royalty payments.

Mina El Champinon Iron Ore Project

In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production which gives the Company the right to mine the project for a period of 10 years with an automatic renewal clause.

The Company will pay the concession owner a royalty of $5, plus any value-added tax, for each tonne of material sold. The concession owner has been paid $175,000, plus value-added taxes (see Note 3), and will be advanced funds, against the minimum royalty, on a monthly basis.

Note 3.	Mining Deposits

As of December 31, 2011 and 2010, respectively, the Company paid deposits of $204,000 and $53,000 toward Champinon (see Note 2) and other mining projects.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Other assets, current and non-current

In September 2010, the Company signed an agreement to purchase three properties for a price of $1,000,000. In order to hold these properties, the Company made a cash deposit of $60,000. The Company is obligated to pay all the expenses, fees and general expenditures relating to the sale, up to a maximum of $500,000, which are deductible from the sales price.  In March 2011, the Company received notification from Pacemaker Silver Mining S.A. de C.V. a wholly-owned Mexican subsidiary of El Tigre, indicating that they had rights to the three properties. Although this does not affect the Company’s specific right to the property, until the difference can be determined, the deposit was expensed in 2011.

In 2011, the Company paid $100,000 advance payable to the Tania Iron Ore Property vendor, against future royalty payments and $175,000 to the subcontractor at the Tania Iron Ore Property for property improvements.  The Company is seeking the return of the $175,000 from the subcontractor for non-performance.

Note 5.  Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexico jurisdictions.  In the U.S., Tara Gold files a standalone return; Tara Minerals and Adit file a consolidated tax return.  In Mexico, Amermin, AMM and ACM file standalone tax returns which were filed as of March 31, 2012.  The U.S. returns for 2011 will be filed after the filing of these financial statements. No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for August – December 2011.

Amermin’s 2007 tax return has been audited by the Mexican government, with their corresponding reporting dated January 13, 2011.  Upon receipt of this report Amermin’s Mexico tax experts recommended appealing the report.  The appeal was filed March 10, 2011 and is in the evidence stage awaiting conclusion so that a ruling can be made.  Amermin’s records indicate that, at the time of notification, all applicable taxes due from Amermin had been paid and the ownership of the Picacho property had been renegotiated to American Copper Mining with all related taxes payable by American Copper Mining having been paid. Although the Company believes the related taxes from this report to be in error, an accrual of approximately $653,000 was recognized at December 31, 2010. In the second quarter of 2011, Amermin was notified that the Mexico tax authorities had liened several of Amermin’s properties along with the Picacho property.  In conjunction with the sale of American Copper Mining in 2012, the Company has paid this lien but is taking action necessary towards seeking a refund from the Mexico tax authorities.

The provision for federal and state income taxes for the year ended December 31, 2011 includes elements of the Tara Gold as a filing entity, Tara Minerals and Adit as one filing entity; and Amermin, AMM and ACM as separate filing entities.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2011 and since inception income tax benefit is as follows:

	U.S. Companies	Mexico Companies	Total
Current (asset) liability - total	$-	$-	$-
Deferred (asset) liability - total	(7,148,000)	(3,104,000)	(10,252,000)
Valuation allowance	632,000	3,104,000	3,736,000
Income tax benefit, since inception	$(6,516,000)	$-	$(6,516,000)

As further discussed in Note 13, the Company sold 100% of its interest in ACM.  We believe that the deferred tax asset above is realizable, net of the valuation allowance disclosed, due to this.

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for federal income tax purposes.
•      A carryforward of a net operating loss.

At December 31, 2011 total deferred tax assets and deferred tax liabilities are as follows:

	U.S. Companies	Mexico Companies	Total
Deferred tax asset – current	$4,041,000	$-	$4,041,000
Deferred tax asset – non-current portion	3,107,000	3,104,000	6,211,000
Total deferred tax asset	7,148,000	3,104,000	10,252,000

Deferred tax liability - current	-	-	-
Deferred tax liability – non current	-	-	-
Total deferred tax liability	-	-	-

Valuation allowance	(632,000)	(3,104,000)	(3,736,000)
Net deferred tax asset (liability)	$6,516,000	$-	$6,516,000

Due to the above mentioned sale of ACM results in the realization of a majority of the available deferred tax asset for the Company’s U.S. consolidated tax return.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. Amermin has a net operation loss in Mexico of approximately $1,724,000 with an estimated tax benefit of $517,000, ACM has a net operating loss in Mexico of approximately $390,000 with an estimated tax benefit of $145,000 and AMM has a net operating loss in Mexico of $4,275,000 with an estimated tax benefit of $1,558,000.  Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset relating to our Mexican subsidiaries at December 31, 2011.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net operating losses expire as follows:

	U.S. Companies	Mexico Companies	Total
December 31, 2029	$936,000	$-	$936,000
December 31, 2030	13,262,000	6,289,000	19,551,000
December 31, 2031	2,992,000	6,389,000	9,381,000
Total net operating loss	$17,190,000	$12,678,000	$29,868,000

Per Internal Revenue Code Section 382, in the event of a change of ownership, the availability of the Company’s net operating losses carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

Reconciliation of the differences between the statuary tax rate and the effective income tax rate is as follows:

	U.S. Companies	Mexico Companies
Statutory Federal tax rate	35%	30%
Valuation allowance	-	(30%)
Effective income tax rate	35%	-

Note 6.  Related Party Transactions

Due to related parties, net of due from related parties consisted of:

	December 31, 2011	December 31, 2010
	(In thousands of U.S. Dollars)

Due to related parties	$1,168	$1,285
Due from related parties	(1,012)	(1,026)
Notes payable related party	100	100
Total due to related parties, net	$256	$359

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

In January 2007, Amermin made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to Tara Minerals. At December 31, 2011, Amermin has paid the original note holder in full. AMM owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 Amermin loaned AMM $781,898 at 0% interest, due on demand. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

As of December 31, 2011 the Company had loaned Tara Minerals $657,624 at 0% interest, due on demand. This is an intercompany transaction that was eliminated during the consolidation of the Company’s financials.

In July 2009, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of Picacho mentioned in Note 2 (d) above, and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.  The note is unsecured, bears interest at 3.25% per year, and is due and payable on December 31, 2011.  Adit has since repaid $600,000 towards this note.  In March 2010, Adit acquired technical data pertaining to Picacho.  Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000.  The note bears interest at 6% per year and is due and payable on March 31, 2012. At any time after July 1, 2010 the Company may convert the outstanding principal, plus accrued interest, into shares of Adit’s common stock.  The Company will receive one share of Adit’s common stock for each $0.75 (as amended December 31, 2010) of principal and interest converted. Both notes are intercompany transactions that eliminate during the consolidation of these financial statements.

During the year ended December 31, 2010 an officer of the Company loaned the Company $50,000. The note bears interest at 10% per year, and was due and payable on December 15, 2010. As further consideration for extending credit to the Company, the officer received a warrant that entitles him to purchase 50,000 shares of the Company’s restricted common stock at a price of $1.20 per share. In December 2010, the Company extended the note holder the ability to convert the note, plus interest, into shares of the Company at $0.50 per share.  Upon conversion any outstanding warrants expire.  The officer elected to convert the note and related interest as of December 31, 2010.  Based on the fair value of the shares at December 31, 2010 the Company incurred a loss on debt extinguishment of $74,006.  The related shares were issued in 2011.

Note 7.  Note Payable

The following table represents the outstanding balance of notes payable.

	December 31, 2011	December 31, 2010
	(In thousands of U.S. Dollars)
Mining concessions	$2,579	$3,822
Auto loans	97	120
Related party	100	100
Equipment	-	73
	2,776	4,115
Less – current portion	(2,707)	(1,094)
Non-current portion	$69	$3,021

See Note 2 above for notes payable relating to mining concessions and Note 6 for notes payable, related party.

During the year ended December 31, 2010, AMM financed the purchase of five trucks and one car to be used in operations for $128,750.  During the year ended December 31, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed, and the note payable and the fixed asset removed.  AMM financed the purchase of one truck to be used in operations for $48,491. Notes payable interest rates range between 13.5% and 14.5%; notes payable mature between August 2014 and June 2015. As of December 31, 2011 the outstanding balance of the loans was $96,762.
On July 21, 2010, AMM entered into a capital lease for mining equipment for $98,500 plus value-added taxes. During the year ended December 31, 2011 the Company defaulted on the capital lease and the asset and related debt were removed, and payments were reclassified to treat the payments similar to an operating lease.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The five year maturity schedule for notes payable is (in thousands of U.S. dollars):

	2012	2013	2014	2015	2016	Total

Mining concessions	$2,579	$-	$-	$-	$-	$2,579
Auto loans	28	32	31	6	-	97
Related party	100	-	-	-	-	100
Total	$2,707	$32	$31	$6	$-	$2,776

Note 8.  Iron Ore Properties and Related Financial Instrument

In 2011, the Company raised $750,000 through a financial instrument to fund potential Iron Ore Properties. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock has not been issued and this is not a debt instrument, the amount raised has been treated as a temporary financing instrument until such time as changes require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000. Once a triggering event takes place the beneficial conversion feature accounting will follow the treatment of debt or equity.

Note 9.  Stockholder’s Equity

The authorized common stock of the Company consists of 150,000,000 shares with par value of $0.001.

During the years ended December 31, 2011 and 2010, respectively, the Company did not have any stock transactions.

As of December 31, 2011 and 2010, respectively, the Company had 102,795,119 shares of common stock issued and outstanding.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Non-controlling interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  For additional details on these underlying stock movements, consult the Tara Minerals Form 10-K as filed at www.sec.gov.

	December 31, 2011	December 31, 2010
	(In thousands of U.S. Dollars)
Cash for subsidiary common stock	$19,751	$17,111
Services for subsidiary common stock	4,566	3,994
Stock based compensation for in subsidiary common stock	945	62	3
Other	(474)	(474)
Loan conversion plus accrued interest	1,343	-
Exploration expenses paid for in for subsidiary common stock	3,717	1,224
Tara Gold dividends of Tara Minerals’ shares	540	-
Cumulative statement of operations pickup through December 31, 2010	(6,860)	(6,860)
Statement of operations pick up 2011	(1,786)	-
Total non-controlling interest	$21,742	$15,618

Note 11.	Stock compensation

Tara Minerals has the following stock option plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

Tara Gold Resources only stock options plans are under its subsidiaries.

In January 2010, under its Incentive Stock Option Plan Tara Minerals’ granted two of its officer’s options for the purchase of 750,000 shares of common stock. In May 2011, the options were cancelled and Tara Minerals’ concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.58 per share and vest at various dates until May 2013. The options expire at various dates beginning May 2013.  In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Tara Minerals’ has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested in 2011 associated with this transaction were valued at $493,384.

In September 2010, Tara Minerals’ granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011, and expire two years from the date of vesting. The options that vested in 2011 associated with this transaction were valued at $36,353; 2010 vesting was valued at $145,412.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following stock option plans which have not been registered:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, Adit granted four of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 per share, the options will vest at a rate of 20% per year, the first set of options vested on October 28, 2010, and is scheduled to expire on November 15, 2015.  The options that vested in 2011 and 2010 were valued at $134,979 each year.

In October 2009, Adit granted four of its officers bonus shares under its Stock Bonus Plan for 475,000 shares, 50% of the shares vested on October 28, 2010 and the remaining 50% will vest on October 28, 2011.  The stock bonuses were valued at $187,500 each year.

In February 2007, Tara Minerals’ granted two of its officers options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 and were originally scheduled to expire on February 1, 2010.  In January 2010, the expiration date of these options was extended to February 2012, and Tara Minerals’ recognized an additional $889,031.

In January 2010, Tara Minerals’ granted options to three of its officers under its Nonqualified Stock Option Plan. The options allow for the purchase of 1,250,000 shares of common stock at an exercise price of $0.05 per share.  These options vested immediately, expire in January 2015 and were valued at $2,334,201.

In 2010, Tara Minerals’ granted options for the purchase of 1,000,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $2.15 a share and vested during 2010. For financial reporting purposes, the options were valued at $2,684,028. During the second quarter of 2010, the number of options granted was reduced to 500,000 with no incremental compensation cost.

Warrants issued in relation to investor relations agreements vest at various rates that began the second quarter of 2010.

During 2010, Tara Minerals’ issued warrants in relation to debt, these warrants were cancelled when the note holders elected to convert the debt to shares (see Notes 5 and 6).

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

	2011	2010
Expected volatility	98.06% - 163.11%	208.37% - 319.79%
Weighted-average volatility	143.46%	159.17%
Expected dividends	0	0
Expected term (in years)	1.50	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plan as of December 31, 2011 and 2010,   and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,000,000	$0.05
Granted	4,650,000	0.87
Exercised	(20,000)	1.00
Forfeited, expired or cancelled	(1,000,000)	0.05
Outstanding at December 31, 2010	4,630,000	0.49	4.0	$3,111
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(930,000)	1.52
Outstanding at December 31, 2011	3,350,000	$0.69	3.0	$1,409

Exercisable at December 31, 2011	2,340,000	$0.88	3.5	$1,281

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$-
Granted	4,650,000	1.37
Vested	(3,175,000)	1.26
Forfeited, expired or cancelled	-	-
Nonvested at December 31, 2010	1,475,000	1.37
Granted	750,000	0.58
Vested	(590,000)	0.79
Forfeited, expired or cancelled	(625,000)	1.57
Nonvested at December 31, 2011	1,010,000	$1.08

A summary of warrant activity under the Plan as of December 31, 2011 and 2010, and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,222,500	$0.65
Granted	4,775,252	1.43
Exercised	(2,052,336)	0.82
Forfeited, cancelled or expired	(1,673,417)	1.54
Outstanding at December 31, 2010	4,271,999	$0.73	1.5	$2,190
Granted	4,346,715	0.87
Exercised	(1,220,633)	0.97
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at December 31, 2011	7,393,081	$0.89	1.5	$1,248

Exercisable at December 31, 2011	7,393,081	$0.89	1.5	$1,248

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nonvested Warrants	Warrants	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	-	$-
Granted	4,775,252	1.82
Vested	(4,275,252)	1.39
Forfeited, cancelled or expired before vesting	(500,000)	1.82
Nonvested at December 31, 2010	-	-
Granted	4,346,715	0.87
Vested	(4,346,715)	0.87
Forfeited, cancelled or expired before vesting	-	-
Nonvested at December 31, 2011	-	$-

Note 12.                   Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2011
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total due to related parties, net	$156	$156	$-	$-
Total notes payable, unrelated and related	2,776	2,776	-	-
Iron Ore Properties financial instrument	570	-	-	570
Total	$3,502	$2,932	$-	$570

	Fair Value at December 31, 2010
	(in thousands of U.S. dollars)
	Total	Level 1		Level 2	Level 3
Assets:
Marketable securities	$450	$-		$-	$450

Liabilities:
Total due to related parties, net	$259	$259		$-	$-
Total notes payable, unrelated and related	4,115	4,115		-	-
Total	$4,374	$4,37	4	$-	$-

Note 13.                   Subsequent Events

a.
In July 2010, Tara Minerals entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated January 18, 2012.

b.
On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana agreed to pay Adit, in U.S. dollars:

•
$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property), will be deposited into an escrow account and will be released when the Mexican government releases its tax lien on the Property (the “Escrow Release Date”);

•	Yamana Gold Inc. will surrender 500,000 common shares, and warrants to purchase an additional 250,000 common shares, that it holds in the capital of Adit for cancellation by Adit;

•	$9.8 million one year after the Escrow Release Date;

•
During the period ending five years after the Escrow Release Date, $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Property. If no gold is defined on the Property three years after the Escrow Release Date, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million six years after the Escrow Release Date.

Yamana has the option to terminate the agreement within ten business days prior to the one year anniversary of Escrow Release Date for any reason.  If the Agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying Property to Company in good standing.

ITEM 9.                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Francis Richard Biscan, Jr., Tara Minerals’ Principal Executive Officer and Lynda R. Keeton-Cardno, Tara Minerals’ Principal Financial Officer, have evaluated the effectiveness of Tara Minerals’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion Tara Minerals’ disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Tara Minerals’ management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Tara Minerals’ principal executive officer and principal financial officer and implemented by Tara Minerals’ Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Tara Minerals’ financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
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

Tara Minerals’ management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Minerals’ internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Minerals’ management concluded that Tara Minerals’ internal control over financial reporting was effective as of December 31, 2011.

There was no change in Tara Minerals’ internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Tara Minerals’ internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

Not applicable.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name                                            Age              Position
Name	Age	Position
Francis R. Biscan, Jr.	51	President, Chief Executive Officer and Director
David Barefoot	47	Chief Operating Officer
Lynda R. Keeton-Cardno	40	Chief Financial Officer and Treasurer
Clifford A. Brown	60	Director, U.S. Corporate Controller

The directors of Tara Gold serve in such capacity until the first annual meeting of Tara Gold shareholders and until their successors have been duly elected and qualified.  The officers of Tara Gold serve at the discretion of Tara Gold directors.

The principal occupations of Tara Gold’ officers and directors are as follows:

Francis R. Biscan, Jr. has been an officer and director of Tara Gold since May 2003.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Mineral’s since May 2006 and an officer and direct of Adit Resources since June 2009.

David Barefoot, has been an officer of Tara Gold and Tara Minerals since August 2011.  On August 9, 2011 David Barefoot was appointed as the Company’s Chief Operating Officer.  Over the last year and a half, Mr. Barefoot has been an integral part of streamlining the Company and overall strategy development with regards to advancing the Company's portfolio of properties. Working closely with the CEO, he will continue to build and manage the strengths of the Company's team in the U.S. and Mexico.  For the past 26 years, Mr. Barefoot has been a consultant (as a sole proprietor) to various public and private businesses focusing on business development, expanding market share presence and building leadership teams; including 16 years of hiring, training and developing leadership in the financial services industry throughout the Southeast and Chicago areas.  The immediate past 5 years Mr. Barefoot has continued consulting (as a sole proprietor) and sits as the President and Board Member of Vision Sky, a company that focuses on software for the home health care industry.  Mr. Barefoot has been a director of Adit Resources since May 2011.

Lynda R. Keeton-Cardno, CPA, Treasurer, Chief Financial Officer.  Ms. Keeton-Cardno has been an officer of Tara Gold and Tara Minerals since January 2011.  Since 2004, Ms. Keeton-Cardno has been the CEO/Managing Member of Lynda R. Keeton CPA, LLC, a PCAOB registered firm which provides audit and consulting services to public and private companies.  Between 1996 and 2002, Ms. Keeton-Cardno worked for Arthur Andersen LLP in Phoenix, AZ and Las Vegas, NV in both the Audit and Advisory group and Technology Risk Consulting group.  Ms. Keeton-Cardno is a licensed Certified Public Accountant in Nevada, a member of the American Institute of Certified Public Accountants, a graduate of Arizona State University’s School of Business and Honors College, and has held the Certified Information Systems Auditor designation.  Ms. Keeton-Cardno is also the treasurer for Tara Gold, Tara Minerals, and Adit Resources.

Clifford A. Brown, CPA has been an officer and director of Tara Gold since November 2004.  Since 1989 Mr. Brown has been the President of Clifford A. Brown and Co., a firm which provides accounting and consulting services and sells accounting software.  Since 1993 Mr. Brown has served as the treasurer and Board member of Restoration Ministries, Inc., a non-profit corporation with 33 different ministries in Chicago.  Mr. Brown has also been an officer and director of Tara Mineral’s since May 2006 and a director of Adit Resources since June 2009.  Mr. Brown has been a Certified Public Accountant since 1981.

Key Employees

Ramiro Trevizo, Director.  Mr. Trevizo has been a director of Tara Minerals since May 2008 and President/Sole administrator for American Metal Mining, S.A. de C.V, its Mexican subsidiary since 2007.  Mr. Trevizo has also been the President of Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Minerals Resources Corp., since 2005.  Between 2003 and 2005 Mr. Trevizo was the President of Grupo Constructor del Desierto, S.A., an engineering company based in Chihuahua, Mexico.  Between 2002 and 2004 Mr. Trevizo was a regional manager for D&B Engineering of Phoenix, Arizona.  Mr. Trevizo was a project manager for Concord, California based OSP Consultants from 1999 to 2002.

Mr. Robert R. Wheatley, President, CEO and Director of Adit Resources Corp. Mr. Wheatley has been an officer and director of Adit since September 15, 2009 and President/Sole administrator for American Copper Mining, S.A. de C.V, its Mexican subsidiary since 2007 through the date this subsidiary was sold. Mr. Wheatley has been the President of Prowling Puma, LLC since May 30, 2009. During 2008 and 2009 Mr. Wheatley was the Director of Exploration - North and Central America - for Yamana Gold Inc. Between 1996 and 2007 Mr. Wheatley held a variety of management positions with Meridian Gold Company, the predecessor of Yamana Gold. Prior to his association with Meridian, Mr. Wheatley was a geologist with FMC Gold, Homestake Mining Co., UV Industries and Superior Oil Co. Mr. Wheatley received his Bachelor of Science degree in geological engineering from the University of Arizona in 1974 and his Executive MBA degree from Colorado Technical University in 2006.

Steve Eady, Chief Geologist.  Mr. Eady was appointed Chief Geologist for Tara Minerals in December 2011 and is an accomplished geologist and has been working in mining since 1973. His past experience includes mineralogy, geology, ore reserve development, leach testing, feasibility studies and geological related development research. He has worked in the past for Inspiration Consolidated Copper Company, and on numerous exploration and development projects at Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

Tom Claridge, Senior Mining and Plant Engineer.  Mr. Claridge was appointed Senior Mining and Plant Engineer for Tara Minerals in December 2011 and is an accomplished project manager with over 20 years of experience in mine operations, plant design, and water treatment all over the world. His experience includes mineral resource evaluations, conceptual and feasibility reports, metallurgical test programs, economic evaluations and mine and process development of engineering projects for major and junior mining companies. His past employers include Hanlon Engineering & Architecture Inc. and Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

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

ITEM 11.         EXECUTIVE COMPENSATION.

The following table shows the compensation paid or accrued during the three years ended December 31, 2011 to the executive officers of Tara Minerals.

						All Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2011	$276,000	$-	$-	$-	$-	$276,000
President and Chief	2010	276,000	-	78,500	2,954,000	-	3,308,500
Executive Officer	2009	256,000	-	15,000	-	-	271,000

Dave Barefoot	2011	204,000	-	-	-	-	204,000
Chief Operating	2010	-	-	-	-	-	-
Officer(8)	2009	-	-	-	-	-	-

Lynda R. Keeton-Cardno,	2011	48,000	-	-	-	-	48,000
Chief Financial Officer	2010	-	-	-	-	-	-
and Treasurer (8)	2009	-	-	-	-	-	-

Clifford A. Brown,	2011	114,000	-	-	-	-	114,000
Controller, Director	2010	30,000	-	39,250	977,000	-	1,046,250
	2009	20,000	-	7,500	-	-	27,500

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of Tara Mineral’s shares issued as compensation for services to the persons listed in the table.

(4)
The value of all stock options granted during the periods covered by the table.  See Note 9 to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)	All other compensation received that Tara Minerals could not properly report in any other column of the table.

(6)	In 2011, Mr. Barefoot was appointed Chief Operating Officer and Ms. Keeton-Cardno were appointed Chief Financial Officer and Treasurer.

The following shows the amounts that Tara Gold expects to pay to its officers during the twelve month period ending December 31, 2012, and the time these persons plan to devote to Tara Gold’s business.  Tara Gold has employment agreements with its officers.  In 2011, Tara Minerals became the consolidated Tara companies pay master.  The overall compensation of the Company’s officer remains consistent with 2010 when Tara Minerals is consolidated with Tara Gold. Refer to the exhibits table below for all employment agreements.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Minerals’ Business
Francis Richard Biscan, Jr.	$276,000	40 hours / week
David Barefoot	204,000	40 hours / week
Lynda R. Keeton-Cardno	48,000	30 hours / week

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

Compensation of Directors.  Tara Gold’s directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2011.

Stock Option and Bonus Plans

Tara Gold’s subsidiary Tara Minerals, has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

Stock Option and Bonus Plans.  Tara Minerals has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.   Awards of options or shares of common stock are made to reward past services and to provide the recipient with an incentive for future performance.

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

Summary.  The following lists, as of December 31, 2011, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plan	1,000,000	750,000	N/A	250,000
Non-Qualified Stock Option Plan	3,000,000	1,600,000	N/A	1,400,000
Stock Bonus Plan	750,000	N/A	750,000	-

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Minerals Incentive Stock Option and Non-Qualified Stock Option Plans as of December 31, 2011.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table
Incentive Stock Option Plan	750,000	$0.58	250,000
Non-Qualified Stock Option Plan	1,600,000	$0.05	1,400,000

The following lists the unexercised options which were outstanding as of December 31, 2011 and held by the Tara Minerals’ officers and directors.

		Shares underlying
	Date of	unexercised options which are		Exercise	Expiration
Name	Grant	Exercisable	Unexercisable	Price	Date
Francis R. Biscan, Jr.	1/05/10	170,000	330,000	$ 0.58	2016-2018
Francis R. Biscan, Jr.	1/05/10	750,000	-	$ 0.05	1/05/15
Clifford A. Brown	2/01/07	250,000	-	$ 0.05	2/01/12
Clifford A. Brown	1/05/10	170,000	80,000	$ 0.58	2016-2017
Clifford A. Brown	1/05/10	250,000	-	$ 0.05	1/05/15
Ramiro Trevizo	1/05/10	250,000	-	$ 0.05	1/05/15
David Barefoot	9/01/10	200,000	-	$ 1.00	2012-2013

The following lists the shares issued pursuant to Tara Minerals Stock Bonus Plan:

Name	Date	Shares Issued
Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Clifford A. Brown	4/23/09	200,000
Clifford A. Brown	1/05/10	25,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/10	25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table lists, as of April 13, 2012, those persons owning beneficially 5% or more of Tara Minerals’ common stock, the number and percentage of outstanding shares owned by each director and officer of Tara Minerals and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class
Francis R. Biscan, Jr. (2)	11,994,729	11.7%
2162 Acorn Court
Wheaton, IL 60189

David Barefoot (2)	-	0%
240 Columbus Circle
Longwood, FL 32750

Lynda R. Keeton-Cardno (2)	10,000	0%
185 Bethany St.
Henderson, NV 89074

Clifford A. Brown (2)	3,402,371	3.3%
313 Arbor Avenue
West Chicago, IL 60185

All officers and directors as a group (5 persons)	15,407,100	15.0%

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.

Since the beginning of last fiscal year, there have been no issuances of Tara Gold’s stock to officers, directors or affiliates.

See Item 1 and Item 8 (footnote 6) of this report for information concerning transactions between Tara Minerals, Tara Gold and Adit Resources.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Wilson Morgan LLP audited the Tara Gold financial statements for the year ended December 31, 2011. Mendoza Berger & Company, LLP, audited the Tara Gold financial statements for the year ended December 31, 2010 and performed the interim reviews for 2011.  The following table shows the aggregate fees billed to Tara Gold for these periods.

	Year ended December 31, 2011	Year ended December 31, 2010
Audit Fees	$41,518	$40,500
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of Tara Gold’s annual financial statements and the review of Tara Gold’s interim financial statements.  Before Wilson Morgan LLP or Mendoza Berger & Company was engaged by Tara Gold to render these services for year end 2011 but did not incur any fees in 2011; the engagement was approved by Tara Gold Directors.

Item 15.         Financial Statements and Exhibits.

a)           See Item 13

b)           Exhibits

Exhibit No.	Description of Exhibit
3.1.1	Articles of Incorporation	(1)
3.1.2	Amendment to Articles of Incorporation for Name Change To MerchantPark Communications	(2)
3.1.3	Amendment to Articles of Incorporation for name change to American Stellar Energy, Inc.	(3)
3.1.4	Amendment to Articles of Incorporation for name change to Tara Gold Resources Corp	(4)
3.2	Bylaws	(1)
10.1	Employment Agreement – Francis R. Biscan Jr.	(4)
10.2	Employment Agreement – Clifford Brown	(4)
10.3	[RESERVED]
10.4	Amended Agreement pertaining to La Currita property	(4)
10.5	Agreement pertaining to San Miguel property	(4)
10.6	Letter of Intent pertaining to Las Minitas property	(4)
10.7	Agreement pertaining to Lluvia de Oro property	(4)
10.8	Agreement pertaining to Picacho property	(4)
10.9	Agreement pertaining to acquisition of La Millionaria property	(4)
10.10	Letter of intent pertaining to La Millionaria property	(4)
10.11	Modification of agreement pertaining to San Miguel property	(5)
10.12	Agreement to terminate JV pertaining to Las Minitas property	(5)
10.13	Agreement to terminate joint venture pertaining to La Millonaria	(5)
10.14	Modified purchase agreement pertaining to Picacho Property	(6)
10.15	Stock purchase agreement pertaining to La Escuadra	(6)
10.16	Purchase agreement pertaining to Pilar property	(6)
10.17	Joint venture and option agreement pertaining to Lluvia de Oro	(6)
10.18	Second modified purchase agreement pertaining to Picacho property	(6)

10.19	Purchase agreement pertaining to Picacho property	(6)
10.20	Joint venture agreement pertaining to San Miguel and Santa Cruz properties	(6)
10.21	Modified purchase agreement pertaining to Pilar property	(6)
10.22	Agreement pertaining to Las Brisas property	(6)
10.23	Notice of pending default on joint venture pertaining to Picacho property	(6)
10.24	Joint venture termination letter pertaining to Picacho	(6)
10.25	Binding letter of intent pertaining to Curcurpe, Picacho and La Millonaria properties	(6)
10.26	Agreement pertaining to Marina property	(6)
10.27	Modification agreement pertaining to JV agreement with Lateegra and La Camera	(6)
10.28	Binding Commitment to purchase pertaining to Curcurpe with La Camera	(6)
10.29	Binding Commitment to purchase pertaining to Picacho with La Camera	(6)
10.30	Binding Commitment to purchase pertaining to La Millonaria with La Camera	(6)
10.31	JV agreement between Tara Gold and La Camera	(6)
10.32	Promissory note pertaining Curcurpe – La Camera	(6)
10.33	Promissory note pertaining Picacho – La Camera	(6)
10.34	Promissory note pertaining La Millonaria – La Camera	(6)
10.35	Modification of agreement pertaining to Las Minitas property	(6)
10.36	Termination of joint venture agreement pertaining to Curcurpe, Picacho and La Millonaria properties	(6)
10.37	Agreement pertaining Los Auriferos property	(6)
10.38	Surrender of rights and termination of joint venture pertaining to Curcurpe, Picacho and La Millonaria properties	(6)
10.39	Default letter on joint venture agreement pertaining to La Currita property	(6)
10.40	Option and JV Agreement pertaining to property La Currita	(6)
10.41	Modified termination agreement pertaining to the Pilar property	(6)
10.42	Judicial agreement pertaining to Picacho litigation and Dos Amigos property	(6)
10.43	Second Judicial termination agreement pertaining to the Picacho litigation and Unificacion de Oro property	(6)
10.44	Gratuitous cession of rights pertaining to the Picacho litigation	(6)
10.45	Donation of mining equipment pertaining to the Picacho litigation	(6)
10.46	Purchase of Equipment from a related party	(7)
10.47	Purchase agreement of Picacho Fractions mining concession	(7)
10.48	Advanced termination and mutual settlement agreement pertaining to La Escuadra	(7)
10.49	Modified Agreement – Centenario	(8)
10.50	Acquisition Agreement – Centenario’s technical data	(8)
10.51	Acquisition Agreement – La Palma	(8)
10.52	Acquisition Agreement – La Palma’s technical data	(8)
10.53	Acquisition Agreement – La Verde	(8)
10.54	Acquisition Agreement – La Verde’s technical data	(8)
10.55	Acquisition Agreement – Tania Iron Ore Property	(8)
10.56	Modified Agreement – Picacho	(8)
10.57	Acquisition Agreement – Picacho’s technical data	(8)
10.58	Adit Incentive Stock Option Plan	(8)
10.59	Adit’s Non-Qualified Stock Option Plan	(8)
10.60	Adit’s Stock Bonus Plan	(8)
10.61	Acquisition Agreement – LE to CAM – Picacho Fracciones	(8)
10.62	Joint Venture Agreement – Tania Property	(8)
10.63	Subcontractor Agreement – Tania Property	(8)
10.64	Transfer Agreement – CAM to ACM – Picacho Fracciones	(8)
10.65	Tara Gold Employment Agreement – CFO	(8)
10.66	Tara Minerals Employment Agreement – CFO	(8)
10.67	Tara Gold Employment Agreement – CEO	(8)
10.68	Tara Minerals Employment Agreement – CEO	(8)

10.69	Projecto Godinez – Project/Joint Venture	(8)
10.70	Tara Minerals Employment Agreement - COO	(8)
10.71	Tara Gold Employment Agreement - COO	(8)
14	Code of Ethics	(3)
21	Subsidiaries	(8)
31	Rule 13a-14(a) Certifications	(8)
32	Section 1350 Certifications	(8)

(1)           Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form 10-SB

(2)           Incorporated by reference to exhibit 3(i) filed with the Company’s report on Form 8-K on April 6, 2001

(3)           Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2004

(4)           Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2005

(5)           Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2006

(6)           Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-KSB for the year ended December 31, 2007

(7)           Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K for the year ended December 31, 2009

(8)           Filed with this report

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April 2012.

TARA GOLD RESOURCES CORP.

By    /s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr., President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Francis R. Biscan, Jr.
Francis R. Biscan, Jr.	Director and Principal Executive Officer	April 13, 2012

/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA	Principal Financial and Accounting Officer	April 13, 2012