Form 10-Q
period 2012-03-31
TARA GOLD RESOURCES CORP.
filed 2012-05-14
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________.

COMMISSION FILE NUMBER   000-29595

TARA GOLD RESOURCES CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0316566
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

375 N. Stephanie St., Bldg. 2 Ste. #211
Henderson, NV	89014
(Address of principal executive office)	(Zip code)

(888) 901-4550
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

As of May 14, 2012 the Company had 102,795,119 outstanding shares common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH MARCH 31, 2012

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$122	$419
Other receivables, net	558	539
Deferred tax asset, current portion	4,041	4,041
Other current assets	108	117
Assets available for sale, net	1,506	-
Total current assets	6,335	5,116
Property, plant, equipment, mine development and land, net	9,553	11,084
Mining deposits	27	29
Deferred tax asset, non-current portion	2,475	2,475
Goodwill	-	12
Other assets	262	210
Total assets	$18,652	$18,926

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,299	$2,858
Notes payable, current portion	2,644	2,607
Notes payable related party, current portion	100	100
Due to related parties, net of due from	218	156
Total current liabilities	6,261	5,721
Notes payable, non-current portion	66	69
Total liabilities	6,327	5,790

Iron Ore Properties financial instrument, net	570	570

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; issued and outstanding 102,795,119 and 102,795,119 shares	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(20,218)	(19,620)
Accumulated other comprehensive loss	(630)	(446)
Total Tara Gold stockholders’ deficit	(9,958)	(9,176)
Non-controlling interest	21,713	21,742
Total stockholders’ equity	11,755	12,566
Total liabilities and stockholders’ equity	$18,652	$18,926

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	From inception October 14, 1999 to March 31, 2012
		(Restated)
Revenues:
Revenue from website development and software	$-	$-	$168
Mining revenues	-	-	557
Total revenues	-	-	725
Cost of revenue	-	-	759
Gross margin	-	-	(34)
Exploration expenses	145	1,930	9,397
Operating, general, and administrative expenses	776	1,777	40,833
Net operating loss	(921)	(3,707)	(50,264)

Non-operating (income) expense:
Interest (income)	(7)	(7)	(350)
Interest expense	5	5	1,244
Settlement (income)	-	-	(134)
Loss on debt due to extinguishment and conversion	-	-	1,549
(Gain) on deconsolidation, dissolution and sale of joint venture interest	-	-	(21,036)
Loss on disposal of assets	-	4	403
(Gain) on acquisition of mining concession	-	-	(100)
Realized loss on the sale of marketable securities	-	-	5,099
(Gain) on sale of net cash flow interest	-	-	(197)
(Gain) on Tara Minerals stock dividend, net of non-controlling interest	-	-	(1,028)
Other (income)	-	(11)	(1,345)
Total non-operating income	(2)	(9)	(15,895)
Loss before income taxes	(919)	(3,698)	(34,369)
Income tax benefit	-	-	(5,902)
Loss from continuing operations	(919)	(3,698)	(28,467)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	(1,021)
Loss from operations of American Copper Mining	(55)	-	(55)
Net loss	(974)	(3,698)	(29,543)
Add: Net loss attributable to non-controlling interest	376	794	9,325
Net loss attributable to Tara Gold shareholders’	(598)	(2,904)	(20,218)

Other comprehensive loss:
Foreign currency translation	(184)	(67)	(630)
Total comprehensive loss	$(782)	$(2,971)	$(20,848)

Net loss per share, basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	From Inception October 14, 1999 to March 31, 2012
		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(598)	$(2,904)	$(20,218)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	74	75	1,041
Allowance for doubtful accounts	230	713	3,360
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Loss on debt due to extinguishment and conversion	-	-	1,529
Loss on disposed and discontinued operations	55	-	1,056
Deferred tax asset, net	-	-	(6,516)
Non-controlling interest in net loss of consolidated subsidiaries	(376)	(794)	(9,325)
Amortization of beneficial conversion	-	-	650
Loss on the disposal of assets	-	4	222
Realized loss on the sale of marketable securities	-	-	4,993
Common stock of subsidiary issued and option valuation for services	-	100	8,033
Subsidiaries’ stock based compensation and stock bonuses	-	219	6,892
Exploration expenses paid with stock of subsidiaries	-	1,752	3,716
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	-	(1,028)
Other	12	12	143
Changes in current operating assets and liabilities:
Other receivables	(290)	(133)	(1,337)
Other assets	(54)	84	(1,039)
Accounts payable and accrued expenses	442	111	3,828
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(505)	(761)	(22,465)

Cash flows from investing activities:
Acquisition of property, plant and equipment	-	-	(3,250)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	-	29	731
Purchase of mining concession	-	-	159
Mining deposits	2	(6)	(179)
Loans to unrelated third parties	-	-	(380)
Assets available for sale, net	(30)	-	(30)
Other	-	-	(5)
Net cash (used in) provided by investing activities	(28)	23	3,368

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	18	-	498
Payments toward short term debt	-	-	(22)
Payments toward notes payable	-	(62)	(10,913)
Change in due to/from related parties, net	55	47	330
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	347	763	12,816
Payments from joint venture partners	-	-	10,020
Cash from the sale of common stock	-	-	5,753
Iron Ore financial instrument	-	-	750
Other	-	-	(9)
Net cash provided by financing activities	420	748	19,445

Effect of exchange rate changes on cash	(184)	(67)	(226)

Net (decrease) increase	(297)	(57)	122
Cash, beginning of period	419	193	-
Cash, end of period	$122	$136	$122

Supplemental Information:
Interest paid	$15	$-	$955
Income taxes paid	$-	$10	$20

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$-	$-	$1,292
Issuance of common stock for assets	$-	$-	$304
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$-	$(1,311)	$18,186
Beneficial conversion feature, convertible debt, related and nonrelated party	$-	$-	$391
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$(218)	$1,216
Purchase of property, equipment and assets with debt	$-	$-	$1,833
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$15	$16	$426
Beneficial conversion feature, financial instrument	$-	$-	$180
Other	$-	$-	$90
American Copper Mining assets, net of liabilities reclassified to assets available for sale	$1,532	$-	$1,532

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K, as may be amended, for the year ended December 31, 2011. Significant accounting policies disclosed therein have not changed except as noted below.

In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico.  In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation.  Tara Minerals also owns 85% of the common stock of Adit Resources Corp (“Adit”). Tara Gold’s operations in Mexico are conducted through Amermin and American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. Tara Gold, through Amermin, focuses primarily on gold mining concessions.  American Metal Mining’s primary focus is on industrial minerals, copper, lead, zinc, iron, industrial metals, and other associated metals.  All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.  As of March 31, 2012, Tara Gold owned approximately 53% of the outstanding common stock of Tara Minerals.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“ACM”) to Yamana Mexico Holdings B.V. (“Yamana”).  ACM’s primary asset is the Picacho groupings.

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three months ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  All intercompany balances and transactions have been eliminated in consolidation.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows the three months ended March 31, 2012 and 2011 (denoted in Mexican pesos per one U.S. dollar):

	March 31, 2012
Current exchange rate	Ps.	12.8489
Weighted average exchange rate for the three months ended	Ps.	13.0087

	March 31, 2011
Current exchange rate	Ps.	11.9219
Weighted average exchange rate for the three months ended	Ps.	12.0782

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

	March 31, 2012 (Unaudited)	December 31, 2011
	(In thousands of U.S. Dollars)

Allowance – recoverable value-added taxes	$2,529	$2,495
Allowance - other receivables	25	7
Total	$2,554	$2,502

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.   The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Issued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.   Property, plant, equipment, mine development and land

	March 31, 2012 (Unaudited)	December 31, 2011
	(In thousands of U.S. Dollars)

Land	$20	$20

La Currita	1,253	1,253
Las Minitas (a)	2,427	2,412
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario	636	636
La Palma	80	80
La Verde	60	60
Picacho and Picacho Fractions (b)	-	1,457
Las Brisas	3	3
Mezquite and Mariana	171	171
Auriferos	100	100
Pirita	250	250
Las Viboras Dos	188	188
Mining concessions	6,519	7,960

Property, plant and equipment	3,734	3,751
	10,273	11,731
Less – accumulated depreciation	(720)	(647)
	$9,553	$11,084

Las Minitas, Auriferos, Mariana and Mezquite, and Las Brisas properties are located in Mexico in close proximity to each other.

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fraction are located in Mexico and are known as the Picacho Groupings.

a.	In March 2006, the Company acquired “Las Minitas” from an independent third party for the effective purchase price of $2,427,403, plus $340,000 in value-added tax.

The remaining notes payable schedule, including applicable value-added tax, is as follow:

2011	$2,052,328

In accordance with the Interest Expense topic of FASB ASC, the note payable amount of $2,150,000 has been discounted using the incremental borrowing rate of 3.56%. As of March 31, 2012, the present value of future payments toward the notes payable on the Las Minitas contract is as follows:

	Debt	IVA	Total
Future payments	$1,750,000	$302,500	$2,052,500
Imputed interest	(172)	-	(172)
Present value of debt	1,749,828	302,500	2,052,328
Less: current portion	(1,749,828)	(302,500)	(2,052,328)
	$-	$-	$-

The Company is currently reviewing the Las Minitas property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made since February 2008 and the Company may decide to terminate the purchase agreement and return the property.

b.	Picacho Groupings is owned by ACM and were reclassified to assets available for sale, net at March 31, 2012 (See Note 4).

Other Mining Commitments

Mina El Champinon Iron Ore Project

In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production which gives the Company the right to mine the project for a period of 10 years with an automatic renewal clause.

Tara Minerals will semi-annually pay the concession owner a royalty of $5, plus any value-added tax, for each tonne of material sold with a minimum of $300,000 in royalty payments every 6 months. The concession owner has been paid $235,345 and $175,000, plus value-added taxes at March 31, 2012 and December 31, 2011, respectively (see Note 3), and will be advanced funds, against the minimum royalty, on a monthly basis. The concession owner granted the Company additional time to pay the remaining $64,655 towards the $300,000 minimum semi-annual royalty advance.

Mina Godinez

In July 2010, Tara Minerals entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated on January 18, 2012.

Note 3.  Other assets

As of March 31, 2012 and December 31, 2011, respectively, the Company had made advances of $235,345 and $175,000 toward Champinon (see Note 2) and security deposits of $24,920 and $32,752. During the three months ending March 31, 2012, the Company made an additional advance toward Champinon in the amount of $60,345 and reclassified security deposits for vacated rental properties in Manzanillo, Colima to other receivables until a reimbursement is received.

Note 4.  Assets Available for Sale, Net

On April 4, 2012 Adit sold ACM to Yamana.  ACM’s primary asset is the Picacho groupings (See Note 11). The following assets and liabilities have been presented as assets available for sale, net of liabilities as of March 31, 2012 (unaudited).

Other Receivables, net	$24,338
Other current assets	10,365
Goodwill	12,028
Fixed assets, net of accumulated depreciation	3,983
Mining concessions	1,456,242
Accounts payable and accrued expenses	(415)
Due to related parties	(42)
Total assets held for disposition as of March 31, 2012	$1,506,495

Note 5.  Notes Payable

The following table represents the outstanding balance of notes payable.

	March 31, 2012 (Unaudited)	December 31, 2011
	(In thousands of U.S. Dollars)
Mining concessions	$2,614	$2,579
Auto loans	96	97
Related party	100	100
	2,810	2,776
Less – current portion	(2,744)	(2,707)
Non-current portion	$66	$69

See Note 2 above for notes payable relating to mining concessions.

The five year maturity schedule for notes payable is (in thousands of U.S. dollars):

	2013	2014	2015	2016	2017	Total

Mining concessions	$2,614	$-	$-	$-	$-	$2,614
Auto loans	30	36	26	4	-	96
Related party	100	-	-	-	-	100
Total	$2,744	$36	$26	$4	$-	$2,810

Note 6.  Related Party Transactions

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands of U.S. Dollars)
Due from related parties, net	$151	$152
Due to related parties	(369)	(308)
	$(218)	$(156)

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

Note 7.  Stockholders’ Equity

For the three months ended March 31, 2012, Tara Gold did not issue any shares of common stock.

Note 8.  Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  For additional details on these underlying stock movements, consult the Tara Minerals Form 10-K as filed at www.sec.gov.

	March 31, 2012 (Unaudited)	December 31, 2011
	(In thousands of U.S. Dollars)
Cash for subsidiary common stock	$20,098	$19,751
Services for subsidiary common stock	4,566	4,566
Stock based compensation paid for in subsidiary common stock	945	945
Other	(474)	(474)
Loan conversion plus accrued interest	1,342	1,342
Exploration expenses paid for in subsidiary common stock	3,716	3,716
Tara Gold dividends of Tara Minerals’ shares	540	540
Net loss attributable to non-controlling interest through December 31, 2011	(8,644)	(8,644)
Net loss attributable to non-controlling interest in 2012	(376)	-
Total non-controlling interest	$21,713	$21,742

Note 9.  Options and Warrants

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following stock option plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In March 2012, Tara Minerals sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of Tara Minerals’ common stock, which have not been issued and are recorded as common stock payable, and one warrant. Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.00 per share at or any time before December 31, 2012.  The shares and warrants were issued in April 2012.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following stock option plans which have not been registered:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There was no issuance of instruments under the Adit plans in 2012.

The fair value of each award discussed above is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Tara Minerals’ traded common stock. The expected term of the award granted is usually estimated at half of the contractual term as noted in the individual agreements, unless the life is one year or less based upon management’s assessment of known factors, and represents the period of time that management anticipates awards granted to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

	March 31, 2012	December 31, 2011
Expected volatility	121.09%	98.06% - 163.11%
Weighted-average volatility	121.09%	143.46%
Expected dividends	0	0
Expected term (in years)	1.50	1.50
Risk-free rate	0.21%	0.58%

A summary of option activity under the Plans as of March 31, 2012 (unaudited) and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,350,000	0.69
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at March 31, 2012	3,350,000	$0.69	3.0	$1,108
Exercisable at March 31, 2012	2,340,000	$1.03	3.5	$1,038

Nonvested Options	Options	Weighted -Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,010,000	1.08
Granted	-	-
Vested	-	-
Forfeited, expired or cancelled	-	-
Nonvested at March 31, 2012	1,010,000	$1.08

A summary of warrant activity as of March 31, 2012 (unaudited) and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,393,081	$0.89
Granted	594,000	0.87
Exercised	-	-
Forfeited, cancelled or expired	(250,000)	0.01
Outstanding at March 31, 2012	7,737,081	$1.04	1.5	$687
Exercisable at March 31, 2012	7,143,081	$1.04	1.5	$687

All warrants vest upon issuance.

Note 10.  Fair Value

Tara Gold's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2012 (Unaudited)
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total due to related parties, net	$218	$218	$-	$-
Total notes payable, unrelated and related	2,810	2,810	-	-
Iron Ore Properties financial instrument	570	-	-	570
Total	$3,598	$3,028	$-	$570

	Fair Value at December 31, 2011
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Total due to related parties, net	$156	$156	$-	$-
Total notes payable, unrelated and related	2,776	2,776	-	-
Iron Ore Properties financial instrument	570	-	-	570
Total	$3,502	$2,932	$-	$570

Note 11.	Subsequent Events

a)
On April 4, 2012, Adit agreed to sell its wholly owned subsidiary, ACM, to Yamana. American Copper’s primary asset is the Picacho group of concessions. The Picacho concessions do not have any proven reserves.

As consideration for the sale of ACM, Yamana agreed to pay Adit, in U.S. dollars:

•
$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the property), which amount was deposited into an escrow account and will be released to Adit when the Mexican government releases its tax lien on the property (the “Escrow Release Date”);

•	$10 million one year after the Escrow Release Date;
•
During the period ending five years after the Escrow Release Date, $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) discovered on the property. If no gold is discovered on the property three years after the Escrow Release Date, Yamana will nevertheless pay Adit $3 million. Regardless of the number of ounces of gold discovered on the property, Yamana, pursuant the agreement, will pay a maximum of $14 million and a minimum of $3 million.

•	$4.3 million six years after the Escrow Release Date.

As part of the agreement, Yamana will also surrender the shares and warrants which it purchased from Adit.

Yamana has the option to terminate the agreement within ten business days prior to the one year anniversary of Escrow Release Date for any reason.  If the agreement is terminated, Yamana will be required to return the capital stock of American Copper.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through March 31, 2012 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales; approximately $9,397,000 in exploration expenses and approximately $40,831,000 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of approximately $8,464,000 pertaining to the issuance of stock options.

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended March 31, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	March 31, 2012	March 31, 2011
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	145	1,930
Operating, general and administrative expenses	776	1,777
Net operating loss	$(921)	$(3,707)

For the three months ending March 31, 2012, exploration expenses consisted of geological consulting, assaying, field supplies and other mine expenses.  As of March 31, 2011, exploration expenses consisted of $1,852,000 for the purchase of technical data for the Centenario and La Palma, and approximately $78,000 for geological consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended March 31, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	March 31, 2012	March 31, 2011
(In thousands of U.S. Dollars)
Bad debt (recovery) expense	$(3)	$643
Investment banking and investor relations expense	40	52
Compensation, officer employment contracts and bonuses	225	419
Professional fees	319	234
Repairs and maintenance	28	8
Rent and rental of equipment	6	41

At March 31, 2012, the Company recognized a bad debt recovery due to collection of IVA that had been allowed for in a previous period.  During the three months ending March 31, 2011 bad debt included an adjustment at Amermin in the allowance and the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense.

The decrease in investment banking and investor relations expense is due to fewer consultants needed in 2012. As of March 31, 2012 investor relations consisted of $39,700 in cash. As of March 31, 2011 investor relations expenses consisted of options to purchase Tara Minerals shares, valued at $36,353 and the remainder in cash.

During the three months ended March 31, 2012 compensation, officer employment contracts and bonuses consisted of officer compensation of approximately $225,000. During the three months ended March 31, 2011 compensation, officer employment contracts and bonuses consisted of options valued at $182,735 and officer compensation of $235,000.

Professional fees increased in 2012 due to increased legal expenses due to negotiations of the sale of American Copper Mining, which was finalized in April 2012.

Repairs and maintenance increased during the three months ended March 31, 2012 due to fixed assets being fully utilized and therefore expensed. During the three months ended March 31, 2011 repair and maintenance expenses consisted of ordinary repairs and maintenance of machinery, and other plant and mining equipment

Rent and rental equipment decreased during the three months ended March 31, 2012 because the Company vacated the rental offices and apartments in Manzanillo, Colima where the Tania Iron Ore Properties are located. During the three months ended March 31, 2011 the Company was renting the offices and apartments mentioned on the preceding sentence.

The following is an explanation of Tara Gold’s material sources and uses of cash during the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011

Net cash used in operating activities	$(505)	$(761)
Proceeds from the sale or disposal of assets	-	29
Payments made for mining deposits	2	(6)
Assets available for sale, net	(30)	-
Proceeds from notes payable	18	-
Payments toward notes payable	-	(62)
Change in due to/from related parties, net	55	47
Non-controlling interest in net assets of consolidated subsidiaries	347	763
Cash on hand at beginning of period	419	193

In March 2012, Tara Minerals sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of Tara Minerals’ common stock, which have not been issued and are recorded as common stock payable, and one warrant. Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.00 per share at or any time before December 31, 2012.

Tara Gold anticipates that its capital requirements during the twelve months ending March 31, 2013 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$1,500,000
Exploration and Development – Iron Ore Properties	1,000,000
Property taxes	150,000
General and administrative expenses	750,000

Tara Gold
Property taxes	150,000
General and administrative expenses	500,000
Total	$5,379,000

The capital requirements shown above include capital required by Tara Gold and subsidiaries.

Tara Gold will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

Tara Gold continues to evaluate the economics of the Mina El Champinon Iron Ore Project (“Champinon”).

As of the date of this filing, the Company is reviewing the Las Minitas, Mariana & Mezquite, Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Las Minintas, Mariana and Mezquite or Pirita were made in 2012 or 2011.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Gold is critically reviewing all properties for joint venture, option or sale opportunities.

Tara Gold does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources.

Tara Gold’s future plans will be dependent upon the amount of capital available to Tara Gold, the amount of cash provided by it and its subsidiaries operations and the extent to which Tara Gold is able to have joint venture partners pay the costs of exploring and developing its mining properties.

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

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided that Tara Minerals would acquire all of the common shares of Tara Gold by exchanging one share of Tara Minerals' common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction would require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Minerals, Tara Gold, and Tara Minerals' officers and directors. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Minerals and other defendants.

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

On November 10, 2011, Tara Minerals filed a complaint against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties. Carnegie was required to respond to the complaint on or before March 21, 2012.

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

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. As of May 14, 2012, Tara Minerals is waiting for the court’s ruling on the motion.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

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

TARA GOLD RESOURCES CORP.

Dated: May 14, 2012	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President and
Chief Executive Officer

Dated: May 14, 2012	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer