Form 10-Q/A
period 2011-09-30
TARA GOLD RESOURCES CORP.
filed 2012-06-20
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of November 17, 2011 the Company had 102,795,119 outstanding shares of common stock.

EXPLANATORY NOTE

The Company determined, during the preparation of its subsidiary Tara Minerals Corp’s. (“Tara Minerals”), Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses of $1,432,000 pertaining to the purchase of technical data for Centenario, La Palma and La Verde mining concessions in the Tara Minerals financial statements. Per the purchase agreements, Tara Minerals guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, Tara Minerals common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $1,432,000 for the nine months ended September 31, 2011.

In March 2011, Tara Minerals purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Tara Minerals’ common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock which Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, Tara Minerals issued 416,100 shares of common stock valued at $354,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

In March 2011, Tara Minerals purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock which Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, Tara Minerals issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

In April 2011, Tara Minerals purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock and Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, Tara Minerals issued 370,000 shares of common stock valued at $315,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

As of September 31, 2011, the Company owned 55% of the outstanding shares of Tara Minerals.  The error above resulted in an understatement of accumulated deficit during the exploration state of $951,000 and non-controlling interest of $951,000.

The effect on the Company’s previously issued September 30, 2011 financial statements are summarized as follows:

CONSOLIDATED BALANCE SHEET (In thousands of U.S. Dollars)

	September 30, 2011	Adjustment	December 31, 2010
	(As Filed)		(Restated)

Accumulated deficit during exploration stage	$(20,232)	$(951)	$(21,183)
Total Tara Gold stockholders’ deficit	$(10,070)	$(951)	$(11,021)
Non-controlling interest	$(19,278)	$(951)	$(20,229)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands of U.S. Dollars)

	Nine Months Ended September 30, 2011	Adjustments	Nine Months Ended September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$1,499	$1,432	$2,931
Net operating loss	$5,790)	$(1,432)	$(7,222)
Loss before income taxes	$(4,835)	$(1,432)	$(6,267)
Loss from continuing operations	$(4,946)	$(1,432)	$(6,378)
Net loss	$(4,946)	$(1,432)	$(6,378)
Net loss attributable to non-controlling interest	$1,774	$481	$2,255
Net loss attributable to Tara Gold shareholders	$(3,172)	$(951)	$(4,123)
Total comprehensive loss	$(3,386)	$(951)	$(4,337)
Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.04)

	From Inception October 14, 1999 to September 30, 2011	Adjustments	From Inception October 14, 1999 to September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$7,850	$1,432	$9,282
Net operating loss	$(46,446)	$(1,432)	$(47,878)
Loss before income taxes	$(30,355)	$(1,432)	$(31,787)
Loss from continuing operations	$(28,149)	$(1,432)	$(29,581)
Net loss	$(29,170)	$(1,432)	$(30,602)
Net loss attributable to non-controlling interest	$8,938	$481	$9,419
Net loss attributable to Tara Gold shareholders	$(20,232)	$(951)	$(21,183)
Total comprehensive loss	$(20,960)	$(951)	$(21,911)

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of U.S. Dollars)

	Nine Months Ended September 30, 2011	Adjustments	Nine Months Ended September 30, 2010
	(As Filed)		(Restated)

Net loss attributable to Tara Gold shareholders	$(3,172)	$(951)	$(4,123)
Non-controlling interest in net loss of consolidated subsidiaries	$(1,774)	$(481)	$(2,255)
Exploration expenses paid with stock of subsidiaries	$1,059	$1,432	$2,491

	From Inception October 14, 1999 to September 30, 2011	Adjustments	From Inception October 14, 1999 to September 30, 2011
	(As Filed)		(Restated)

Net loss attributable to Tara Gold shareholders	$(20,232)	$(951)	$(21,183)
Non-controlling interest in net loss of consolidated subsidiaries	$(8,938)	$(481)	$(9,419)
Exploration expenses paid with stock of subsidiaries	$2,283	$1,432	$3,715

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE AND NINE MONTHS ENDED SEPTMEBER 30, 2011
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH SEPTEMBER 30, 2011

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets	(Restated)
Current assets
Cash	$434	$193
Other receivables, net of $2,602 and $2,010 of allowance as of September 30, 2011 and December 31, 2010, respectively	444	1,212
Marketable securities	81	450
Other current assets	134	1
Total current assets	1,093	1,856
Property, plant, equipment, mine development and land, net of accumulated depreciation of $572 and $361 as of September 30, 2011 and December 31, 2010, respectively	11,118	12,359
Mining deposits	201	53
Deferred tax	2,820	2,931
Goodwill	12	12
Other assets	167	160
Total Assets	$15,411	$17,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,599	$2,675
Notes payable, current portion	2,582	994
Notes payable related party, current portion	100	100
Deferred revenue	100	-
Due to related parties, net of due from of $79 and $36 as of September 30, 2011 and December 31, 2010, respectively	171	259
Total current liabilities	5,552	4,028
Long-term accrued liabilities	-	418
Notes payable, non-current portion	81	2,603
Total liabilities	5,633	7,049

Iron Ore Properties financial instrument, net of $180 beneficial conversion feature	570	-

Stockholders’ equity
Common stock; $0.001 par value 150,000,000 shares authorized – 102,795,119 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	103	103
Additional paid-in capital	10,787	12,175
Accumulated deficit during exploration stage	(21,183)	(17,060)
Other comprehensive loss	(728)	(514)
Total Tara Gold stockholders’ deficit	(11,021)	(5,296)
Non-controlling interest	20,229	15,618
Total equity	9,208	10,322
Total liabilities and equity	$15,411	$17,371

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From inception October 14, 1999 to
	2011	2010	2011	2010	September 30, 2011
Revenues			(Restated)		(Restated)
Revenue from website development and software	$-	$-	$-	$-	$168
Mining revenues	-	86	-	124	557
Total revenues	-	86	-	124	725
Cost of revenue	-		-	-	759
Gross margin	-	86	-	124	(34)
Exploration expenses	111	448	2,931	2,344	9,282
Operating, general, and administrative expenses	1,316	3,890	4,291	13,927	38,562
Net operating loss	(1,427)	(4,252)	(7,222)	(16,147)	(47,878)

Non-operating (income) expense
Interest (income)	(8)	(82)	(22)	(95)	(334)
Interest expense	33	240	102	275	1,313
Settlement (income)	-	-	-	-	(134)
Loss on extinguishment of debt, net	-	-	-	-	766
Gain on deconsolidation of joint venture	-	-	-	-	(8,661)
Gain on sale of joint venture interest	-	-	-	-	(3,112)
Gain on dissolution of joint venture	-	-	-	-	(9,163)
Loss on disposal of assets	-	-	4	-	403
Gain on acquisition of mining concession	-	-	-	-	(100)
Loss on conversion of note payable	-	-	-	-	783
Realized loss on the sale of marketable securities	-	-	-	-	4,710
Gain on sale of net cash flow interest	-	-	-	-	(197)
Gain on Tara Minerals Stock Dividend	-	-	(1,028)	-	(1,028)
Other (income)	-	(389)	(11)	(652)	(1,337)
Total non-operating (income) expense	25	(231)	(955)	(472)	(16,091)
Loss before income taxes	(1,452)	(4,021)	(6,267)	(15,675)	(31,787)
Income tax provision (benefit), net of expense	111	-	111	-	(2,206)
Loss from continuing operations	(1,563)	(4,021)	(6,378)	(15,675)	(29,581)
Discontinued operations
Income from operations of discontinued oil properties (including loss on disposal of $7)	-	-	-	-	17
Loss from operations of La Escuadra	-	-	-	-	(1,038)

Net loss	(1,563)	(4,021)	(6,378)	(15,675)	(30,602)

Net loss attributable to non-controlling interest	615	1,017	2,255	4,209	9,419

Net loss attributable to Tara Gold shareholders	(948)	(3,004)	(4,123)	(11,466)	(21,183)

Other comprehensive income (loss):
Foreign currency translation	206	59	155	(6)	(359)
Unrealized gain, net on marketable securities	(20)	(50)	(369)	3	(369)
Total comprehensive loss	$(762)	$(2,995)	$(4,337)	$(11,469)	$(21,911)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.11)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From Inception October 14, 1999 to September 30, 2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(4,123)	$(11,466)	$(21,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223	169	891
Allowance for doubtful accounts	592	701	3,230
Allowance for mining deposits deemed uncollectible	-	-	29
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation of joint venture	-	-	(8,661)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain on sale of joint venture interest	-	-	(2,862)
Gain on dissolution of joint venture	-	-	(8,688)
Loss on extinguishment of debt, net	-	-	746
Loss on disposed and discontinued operations	-	-	1,001
Deferred tax asset, net	111	-	(2,820)
Non-controlling interest in net loss of consolidated subsidiaries	(2,255)	(4,209)	(9,419)
Amortization of beneficial conversion	-	84	650
Loss on the disposal of assets	4	-	222
Realized loss on the sale of marketable securities	-	-	4,604
Common stock of subsidiary issued and option valuation for services	215	7,155	7,831
Subsidiaries’ stock based compensation and stock bonuses	530	3,563	6,570
Exploration expenses paid with stock of subsidiaries	2,491	1,224	3,715
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Assets acquired from La Escuadra	-	-	(330)
Gain on acquisition of mining concession	-	-	(100)
Gain on sale of net cash flow interest	-	-	(197)
Accrued interest converted to subsidiary’s common stock	-	-	29
Loss on conversion of debt to subsidiary’s common stock	-	-	783
Rent expense reclassified from capital lease	12	-	12
Gain on Tara Minerals stock dividend	(1,028)	-	(1,028)
Changes in current operating assets and liabilities:
Other receivables	(32)	(438)	(1,069)
Other assets	(140)	(86)	(1,074)
Accounts payable and accrued expenses	58	648	3,132
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(3,342)	(2,655)	(21,513)
Cash flows from investing activities:
Proceeds from sales of oil & gas properties	-	-	6
Acquisition of property, plant and equipment	(6)	(327)	(2,834)
Purchase of land and office building	-	-	(415)
Proceeds from the sale of marketable securities	-	-	6,278
Proceeds from the sale or disposal of assets	30	-	761
Purchase of mining concession	(30)	(25)	159
Mining deposits	(178)	(25)	(178)
Proceeds from note receivable payments	-	-	(7)
Loans to unrelated third parties	-	-	(380)
Cash included in business acquisition	-	-	2
Business acquisition goodwill	-	-	(4)
Cash in discontinued operations	-	-	(3)
Net cash (used) provided by in investing activities	(184)	(377)	3,385

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	247	150
Proceeds from notes payable	-	480	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(140)	(755)	(10,918)
Change in due to/from related parties, net	(88)	(84)	290
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	2,990	1,912	11,951
Payments from joint venture partners	100	-	10,020
Stock offering costs	-	-	(13)
Cash acquired in reverse acquisition	-	-	4
Cash from the sale of common stock	-	-	5,753
Iron Ore financial instrument	750	-	750
Net cash provided by financing activities	3,612	1,800	18,517

Effect of exchange rate changes on cash	155	(6)	45

Net increase (decrease)	241	(1,238)	434
Cash, beginning of period	193	1,451	-
Cash, end of period	$434	$213	$434

Supplemental Information:
Interest paid	$101	$25	$939
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$49	$-	$1,292
Share receivable for debt	$-	$-	$27
Issuance of common stock for assets	$-	$-	$304
Issuance of common stock under share receivable for services	$-	$-	$35
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$(1,311)	$(3,324)	$18,186
Beneficial conversion feature, convertible debt	$-	$-	$32
Beneficial conversion feature, convertible related party debt	$-	$-	$359
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$(192)	$(509)	$1,216
Purchase of La Escuadra with debt	$-	$-	$1,370
Receipt of stock for Joint Venture Payments and Fee Income	$-	$-	$2,301
Acquisition of property and equipment through debt	$49	$301	$463
Unrealized (gain)/loss in investments, available for sale	$(369)	$3	$10,279
Accrued and capitalized interest	$54	$46	$423
Subsidiary common stock payable for debt – Non-controlling interest	$-	$-	$783
Construction in progress reclassified to property, plant and equipment	$-	$2,163	$2,163
Receivable reclassified to mining deposit	$-	$-	$28
Subsidiary common stock payable for prepaid services - Non-controlling interest	$215	$-	$215
Beneficial conversion feature, financial instrument	$180	$-	$180
Subsidiaries – warrants with debt	$-	$289	$289

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

Note 2.  Restatement for the three and nine months ended September 30, 2011

The Company determined, during the preparation of its subsidiary Tara Minerals Corp’s. (“Tara Minerals”), Form 10-K for the year ended December 31, 2011, that it failed to recognize exploration expenses of $1,432,000 pertaining to the purchase of technical data for Centenario, La Palma and La Verde mining concessions in the Tara Minerals financial statements. Per the purchase agreements, Tara Minerals guaranteed the stock price of $2.00 per share of common stock. At the time of issuance, Tara Minerals common stock was fair market valued at $0.85 per share. This resulted in the understatement of exploration expenses of $1,432,000 for the nine months ended September 31, 2011.

In March 2011, Tara Minerals purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Tara Minerals’ common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock which Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, Tara Minerals issued 416,100 shares of common stock valued at $354,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

In March 2011, Tara Minerals purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock which Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, Tara Minerals issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

In April 2011, Tara Minerals purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock and Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, Tara Minerals issued 370,000 shares of common stock valued at $315,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

As of September 31, 2011, the Company owned 55% of the outstanding shares of Tara Minerals.  The error above resulted in an understatement of accumulated deficit during the exploration state of $951,000 and non-controlling interest of $951,000.

The effect on the Company’s previously issued September 30, 2011 financial statements are summarized as follows:

CONSOLIDATED BALANCE SHEET (In thousands of U.S. Dollars)

	September 30, 2011	Adjustment	December 31, 2010
	(As Filed)		(Restated)

Accumulated deficit during exploration stage	$(20,232)	$(951)	$(21,183)
Total Tara Gold stockholders’ deficit	$(10,070)	$(951)	$(11,021)
Non-controlling interest	$(19,278)	$(951)	$(20,229)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands of U.S. Dollars)

	Nine Months Ended September 30, 2011	Adjustments	Nine Months Ended September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$1,499	$1,432	$2,931
Net operating loss	$5,790)	$(1,432)	$(7,222)
Loss before income taxes	$(4,835)	$(1,432)	$(6,267)
Loss from continuing operations	$(4,946)	$(1,432)	$(6,378)
Net loss	$(4,946)	$(1,432)	$(6,378)
Net loss attributable to non-controlling interest	$1,774	$481	$2,255
Net loss attributable to Tara Gold shareholders	$(3,172)	$(951)	$(4,123)
Total comprehensive loss	$(3,386)	$(951)	$(4,337)
Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.04)

	From Inception October 14, 1999 to September 30, 2011	Adjustments	From Inception October 14, 1999 to September 30, 2011
	(As Filed)		(Restated)

Exploration expenses	$7,850	$1,432	$9,282
Net operating loss	$(46,446)	$(1,432)	$(47,878)
Loss before income taxes	$(30,355)	$(1,432)	$(31,787)
Loss from continuing operations	$(28,149)	$(1,432)	$(29,581)
Net loss	$(29,170)	$(1,432)	$(30,602)
Net loss attributable to non-controlling interest	$8,938	$481	$9,419
Net loss attributable to Tara Gold shareholders	$(20,232)	$(951)	$(21,183)
Total comprehensive loss	$(20,960)	$(951)	$(21,911)

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of U.S. Dollars)

	Nine Months Ended September 30, 2011	Adjustments	Nine Months Ended September 30, 2010
	(As Filed)		(Restated)

Net loss attributable to Tara Gold shareholders	$(3,172)	$(951)	$(4,123)
Non-controlling interest in net loss of consolidated subsidiaries	$(1,774)	$(481)	$(2,255)
Exploration expenses paid with stock of subsidiaries	$1,059	$1,432	$2,491

	From Inception October 14, 1999 to September 30, 2011	Adjustments	From Inception October 14, 1999 to September 30, 2011
	(As Filed)		(Restated)

Net loss attributable to Tara Gold shareholders	$(20,232)	$(951)	$(21,183)
Non-controlling interest in net loss of consolidated subsidiaries	$(8,938)	$(481)	$(9,419)
Exploration expenses paid with stock of subsidiaries	$2,283	$1,432	$3,715

Note 3.  Property, plant, equipment, mine development and land

	September 30, 2011	December 31, 2010

Land	$19,590	$19,590

La Currita	1,253,439	1,253,439
Las Minitas (i)	2,396,241	2,351,027
Pilar	728,313	728,313
Don Roman (ii)	521,739	521,739
Las Nuvias	100,000	100,000
Centenario (iii)	635,571	1,946,545
La Palma (iv)	80,000	-
La Verde (v)	60,000	-
Picacho and Picacho Fractions (vi)	1,456,242	1,456,718
Las Brisas	3,134	3,134
Mezquite and Mariana (vii)	170,854	168,480
Auriferos	100,000	100,000
Pirita	249,909	246,455
Las Viboras (viii)	195,390	-
Mining concessions	7,950,832	8,875,850

Property, plant and equipment	3,720,081	3,823,812
	11,690,503	12,719,252
Less – accumulated depreciation	(572,256)	(361,086)
	$11,118,247	$12,358,166
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

iii)
In November 2008, the Company, through its subsidiary, Tara Minerals, acquired eight mining concessions known as “Centenario” from an independent third party. The properties approximate 5,400 hectares and were purchased for $1,894,050, including $247,050 in value added taxes.

In June 2009, the Company, through its subsidiary, Tara Minerals,  and the note holder modified the agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of the Company.  These changes resulted in the following 1) additional debt of $28,044 plus related value added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) the expense of $6,000 that  the Company also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value added tax. The effective amount financed in relation to this concession is $1,675,044 plus $251,257 of value added tax.

In March 2011, the Company, through its subsidiary, Tara Minerals,  and the note holder agreed to reduce the purchase price of the Centenario concession to $635,571. These changes resulted in the following: 1) decrease debt by $1,310,974; and 2) decrease recoverable value-added taxes by $218,309. At March 31, 2011 the amended purchase price of $635,571 was paid in full.

In March 2011, the Company, through its subsidiary, Tara Minerals,   purchased technical data pertaining to Centenario from the former owner in consideration for 416,100 shares of the Tara Minerals’ common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock which Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000. At April 2011, Tara Minerals issued 416,100 shares of common stock valued at $354,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

iv)
In March 2011, the Company, through its subsidiary, Tara Minerals, acquired “La Palma” from an independent third party for an effective purchase price of $80,000, plus value-added taxes of $12,800. This was paid in full in 2011

In March 2011, the Company, through its subsidiary, Tara Minerals, Tara Minerals purchased technical data pertaining to the La Palma from the former owner for 460,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock which Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. At April 2011, Tara Minerals issued 460,000 shares of common stock valued at $391,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

La Palma is part of the “Don Roman Groupings”.

v)
On April 2011, the Company, through its subsidiary, Tara Minerals, acquired “La Verde” from an independent third party for $60,000, plus value-added taxes of $9,600.  The Company paid $30,000 as a deposit for the concession mining deposit in 2010 which was applied to the effective price of the property and the remaining balance was paid in 2011.

In April 2011, the Company, through its subsidiary, Tara Minerals,  purchased technical data pertaining to the La Verde from the former owner for 370,000 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock and Tara Minerals guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. At April 2011, Tara Minerals issued 370,000 shares of common stock valued at $315,000 and will settle the remaining shares at the time that the former owner exercises its right to sell, shown in the balance sheet as technical data purchased with common stock.

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

Note 4.	Mining Deposit

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

Note 5.	Other Assets

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

In May 2011, Tara Minerals paid $66,667 towards a $100,000 advance payable to the Iron Ore Properties vendor, against future royalty payments (See Note 8).

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

Note 6.	Notes Payable

The following table represents the outstanding balance of notes payable.

	September 30, 2011	December 31, 2010

Mining concessions	$2,558,041	$3,404,582
Auto loans	108,920	119,766
Equipment	-	72,848
	2,663,057	3,597,196
Less: current portion	(2,582,437)	(993,531)
Total long term notes payable	$80,620	$2,603,665

See Note 3 above for notes payable relating to mining concessions.

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

Note 7.	Related Party Transactions

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

Note 8.	Iron Ore Properties and Related Financial Instrument

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

Note 9.	Stockholders’ Equity

The authorized common stock of Tara Gold consists of 150,000,000 shares of common shares with par value of $0.001.

For the nine months ended September 30, 2011, Tara Minerals did not issue shares of common stock.

Note 10.	Non-controlling Interest

During the nine months ended September 30, 2011 Adit issued the following to third parties resulting in an increase in non-controlling interest of Tara Minerals:
a.
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
b.
1,012,977 shares of common stock valued at $1,215,572 or $1.20 a share to unrelated parties as a result of the conversion of loans in the principal amount of $480,000 and related interest of $26,489 at December 2010.

c.
105,722 shares of common stock valued at $126,866 or $1.20 a share to a related party as a result of the conversion of loans in the principal amount of $50,000 and related interest of $2,861 at December 2010.

d.	125,000 shares of common stock for warrants exercised, for $50,000 in cash or $0.40 a share.
e.	100,000 shares of common stock to an Officer of the Company, valued at $100,000 or $1.00 a share for payment on behalf of Tara Gold for services rendered.
f.	416,100 shares of common stock valued at $353,685 or $0.85 a share for the purchase of Centenario’s technical data. See Note 3 above.
g.	460,000 shares of common stock valued at $391,000 or $0.85 a share for the purchase of La Palma’s technical data. See Note 3 above.

h.	370,000 shares of common stock valued at $314,500 or $0.85 a share for the purchase of La Verde’s technical data. See Note 3 above.
i.	issued 280,000 shares of common stock for warrants exercised, for $112,000 in cash or $0.40 a share.
j.	792,500 shares of common stock for warrants exercised, for $317,000 in cash or $0.40 a share.
k.
Sold 1,643,334 units in a private offering for $493,000 in cash, or $0.30 per unit. Each unit consisted of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before May 1st, 2012.

l.	1,100,000 shares of common stock for $55,000 in cash or $0.050 a share to Officers of the Company who exercised stock options.
m.
Sold 1,017,667 units in a private offering for $1,017,667 in cash, or $1.00 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.25 per share during the first year or $1.50 per share during the second year after units were sold and shares issued.

n.	100,000 shares of common stock, valued at $66,000 or $0.66 a share for services rendered.
o.	90,000 shares of common stock, valued at $148,500 or $1.65 a share for services rendered.
p.	10,000 shares of common stock for warrants exercised, for $15,000 in cash or $1.50 a share.

At September 30, 2011, Tara Minerals’ share subscriptions consist of:
•	212,000 shares payable, valued at $218,000 for cash.

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

	Non-controlling interest at September 30, 2011	Non-controlling interest at December 31, 2010

January 2007 private placement	$2,540,500	$2,540,500
Equipment	600,000	600,000
Shares issued with warrants and exercised warrants	2,800,181	2,306,181
Shares issued for services, bonuses and options exercised	4,268,125	3,898,625
March 2009 private placement	458,000	458,000
March 2010 private placement	1,393,606	1,393,606
2011 private placements	1,510,667	-
Shares acquired by Tara Minerals from a third party	(1,073,875)	(1,073,875)
Converted debt to common stock	1,342,439	-
Cumulative statement of operations pickup through December 31, 2010	(6,458,445)	(6,458,445)
Statement of operations pickup 2011	(2,248,166)	-
Exploration expenses paid	3,476,366	984,375
Warrants and options to third parties (see footnote 9)	8,312,405	7,782,667
Share subscriptions, net	218,000	1,129,696
TG dividends of Tara Minerals’ shares	359,783	-
Beneficial Conversion Feature	180,000	-
Adit:
July 2009 private placement	1,499,500	1,499,500
Finder’s fees	95,215	95,215
Cumulative statement of operations pickup through December 31, 2010	(400,368)	(400,368)
Statement of operations pickup 2011	(6,540)	-
Exploration expenses paid with stock	240,000	240,000
Stock bonuses and options to officers	622,478	622,475
Stock issued for cash (not in a private placement)	500,000	-
ACM:
Non-controlling interest	4	4
Total non-controlling interest	$20,229,875	$15,618,160

Note 11.	Options and Warrants

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

	September 30, 2011	December 31, 2010
Expected volatility	163.11%	208.37% - 319.79%
Weighted-average volatility	146.85%	159.17%
Expected dividends	0	0
Expected term (in years)	2.00	0.75 – 4.50
Risk-free rate	0.58%	0.30% - 2.37%

A summary of option activity under the Plan as of September 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(830,000)	(0.79)
Outstanding at September 30, 2011	3,450,000	$0.43	3.0	$2,634,000
Exercisable at September 30, 2011	2,240,000	$0.36	3.5	$2,322,400

Non-vested Options	Options	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,475,000	$1.37
Granted	750,000	0.58
Vested	(390,000)	0.78
Forfeited, expired or cancelled	(625,000)	(1.57)
Non-vested at September 30, 2011	1,210,000	$0.29

A summary of warrant activity under the Plan as of September 30, 2011, and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.73
Granted	2,671,001	1.13
Exercised	(1,207,500)	0.95
Forfeited, cancelled or expired	(5,000)	0.40
Outstanding at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949
Exercisable at September 30, 2011	5,730,500	$0.99	1.5	$1,646,949

Non-vested Warrants	Warrants	Weighted -Average Grant-Date Fair Value
Non-vested at December 31, 2010	$-	$-
Granted	2,671,001	1.13
Vested	(2,671,001)	(1.13)
Forfeited	-	-
Non-vested at September 30, 2011	-	$-

Note 12.	Fair Value

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through September 30, 2011 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales; approximately $9,282,000 in exploration expenses and approximately $38,561,000 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of approximately $8,465,000 pertaining to the issuance of stock options.

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended September 30, 2011, as compared to the same period last year, are discussed below.

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

Nine Months Ended	September 30, 2011	September 30, 2010
(In thousands of U.S. Dollars)
Revenue	$-	$124
Cost of revenue	-	-
Exploration expenses	2,931	2,344
Operating, general and administrative expenses	4,291	13,927
Net operating loss	$(7,222)	$(16,147)

During the nine months ended September 30, 2011, Tara Gold had no revenue or cost of revenue due to activity ceasing at the Don Roman mine in the fourth quarter of 2010. For the nine months ended September 30, 2011, exploration expenses consisted of $2,593,000 for the purchase of technical data for Centenario, La Verde and La Palma properties (part of the Don Roman Groupings), $16,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $322,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and the Iron Ore Properties. As of September 30, 2010, exploration expenses consisted of $1,224,000 for the purchase of technical data for the Picacho Groupings, $135,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $978,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

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

ITEM 4.   CONTROLS AND PROCEDURES

Francis Richard Biscan, Jr., Tara Gold’s Principal Executive Officer and Lynda R. Keeton-Cardno, Tara Gold’s Principal Financial and Accounting Officer, have evaluated the effectiveness of Tara Gold’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Tara Gold’s disclosure controls and procedures are  ineffective due to the ineffective review of three specific contract terms resulting in the amendment of this report. The Company has stressed the importance of contract review within the Company.

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

TARA GOLD RESOURCES CORP.

Dated: June 20, 2012	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President and
Chief Executive Officer

Dated: June 20, 2012	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno,
Principal Financial and Accounting Officer