Form 10-Q
period 2012-06-30
TARA GOLD RESOURCES CORP.
filed 2012-08-14
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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
Yes  ☐   No ☑

As of August 14, 2012 the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH JUNE 30, 2012

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$4,190	$419
Other receivables, net	826	539
Due from related parties, net	85	-
Deferred tax asset, current portion	3,809	4,041
Other current assets	104	117
Total current assets	9,014	5,116

Property, plant, equipment, mine development, land and construction in progress, net	11,759	11,084
Mining deposits	26	29
Deferred tax asset, non-current portion	1,748	2,475
Other assets	24	222
Total assets	$22,571	$18,926

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,727	$2,858
Notes payable, current portion	3,562	2,607
Notes payable related party, current portion	-	100
Due to related parties, net of due from	-	156
Total current liabilities	7,289	5,721
Notes payable, non-current portion	1,209	69
Total liabilities	8,498	5,790

Iron Ore Properties financial instrument, net	600	570

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; issued and outstanding 102,795,119 and 102,795,119 shares	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(20,230)	(19,620)
Accumulated other comprehensive loss	(496)	(446)
Total Tara Gold stockholders’ deficit	(9,836)	(9,176)
Non-controlling interest	23,309	21,742
Total stockholders’ equity	13,473	12,566
Total liabilities and stockholders’ equity	$22,571	$18,926

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception October 14, 1999 Through
	2012	2011	2012	2011	June 30, 2012

Revenues
Revenue from website development and software	$-	$-	$-	$-	$168
Mining revenues	-	-	-	-	557
Total revenues	-	-	-	-	725
Cost of revenue	-	-	-	-	767
Gross margin	-	-	-	-	(42)
Exploration expenses	707	891	860	2,821	10,104
Operating, general, and administrative expenses	1,707	1,198	2,481	2,975	42,538
Net operating loss	(2,414)	(2,089)	(3,341)	(5,796)	(52,684)

Non-operating (income) expense:
Interest (income)	(7)	(7)	(14)	(14)	(357)
Interest expense	4	64	9	69	1,248
Settlement gain	-	-	-	-	(134)
Loss on extinguishment of debt, net	-	-	-	-	1,549
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	-	-	(21,036)
Loss on disposal of assets	-	-	-	4	403
Gain on acquisition of mining concession	-	-	-	-	(100)
Realized loss on the sale of marketable securities	-	-	-	-	5,099
Gain on sale of net cash flow interest	-	-	-	-	(197)
Gain on Tara Minerals Stock Dividend	-	(1,028)	-	(1,028)	(1,028)
Other income	-	-	-	(11)	(1,345)
Total non-operating income	(3)	(971)	(5)	(980)	(15,898)
Loss before income taxes	(2,411)	(1,118)	(3,336)	(4,816)	(36,786)
Income tax benefit	-	-	-	-	(5,902)
Loss from continuing operations	(2,411)	(1,118)	(3,336)	(4,816)	(30,884)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	-	-	(1,020)
Gain from discontinued operations, net of tax	3,631	-	3,576	-	3,576

Net income (loss)	1,220	(1,118)	240	(4,816)	(28,328)

Add: Net (income) loss attributable to non-controlling interest	(1,227)	847	(851)	1,641	8,098

Net loss attributable to Tara Gold shareholders’	(7)	(271)	(611)	(3,175)	(20,230)

Other comprehensive income (loss):
Foreign currency translation	134	16	(50)	(51)	(496)
Unrealized loss on investments	-	(349)	-	(349)	-
Total comprehensive income (loss)	$127	$(604)	$(661)	$(3,575)	$(20,726)

Net income (loss) per share, basic and diluted	$0.01	$(0.01)	$0.00	$(0.05)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From Inception (October 14, 1999) Through June 30, 2012

Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(611)	$(3,175)	$(20,230)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	136	148	1,103
Allowance for doubtful accounts	151	907	3,281
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Loss on debt due to extinguishment and conversion	-	-	1,529
Gain on disposed and discontinued operations	(3,576)	-	(2,575)
Deferred tax asset, net	-	-	(6,516)
Non-controlling interest in net loss of consolidated subsidiaries	851	(1,641)	(8,098)
Amortization of beneficial conversion	-	-	650
Loss on the disposal of assets	-	4	222
Realized loss on the sale of marketable securities	-	-	4,993
Common stock of subsidiary issued and option valuation for services	164	100	8,197
Subsidiaries’ stock based compensation and stock bonuses	245	530	7,137
Exploration expenses paid with stock of subsidiaries	430	2,492	4,146
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	(1,028)	(1,028)
Other	38	12	168
Changes in current operating assets and liabilities:
Other receivables	(131)	(414)	(1,179)
Other assets	13	(156)	(972)
Accounts payable and accrued expenses	(1,031)	(284)	2,356
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(3,321)	(2,505)	(25,281)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(20)	-	(3,269)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	-	29	731
Purchase of mining concession	-	(30)	159
Mining deposits	3	(7)	(178)
Loans to unrelated third parties	-	-	(380)
Proceeds from the sale of American Copper Mining	7,500	-	7,500
Cash investment in American Copper Mining in 2012	(33)	-	(33)
Payments made for construction in progress	(127)	-	(127)
Other	-	-	(6)
Net cash (used in) provided by investing activities	7,323	(8)	10,719

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	-	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(240)	(103)	(11,153)
Payments toward notes payable, related party	(100)	-	(100)
Change in due to/from related parties, net	(248)	314	27
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	357	1,866	12,826
Payments from joint venture partners	-	-	10,020
Cash from the sale of common stock	-	-	5,753
Iron Ore financial instrument	50	750	800
Other	-	-	(9)
Net cash provided by financing activities	(181)	2,827	18,844

Effect of exchange rate changes on cash	(50)	(51)	(92)

Net (decrease) increase	3,771	263	4,190
Cash, beginning of period	419	193	-
Cash, end of period	$4,190	$456	$4,190

Supplemental Information:
Interest paid	$15	$60	$955
Income taxes paid	$-	$-	$20

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$-	$-	$1,292
Issuance of common stock for assets	$-	$-	$304
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$2,147	$(1,311)	$20,333
Beneficial conversion feature, convertible debt, related and nonrelated party	$-	$-	$391
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$348	$(192)	$1,564
Purchase of property, equipment and assets with debt	$-	$49	$1,833
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$16	$37	$427
Beneficial conversion feature, financial instrument	$20	$180	$200
Other	$-	$-	$90
Reclassification of mining deposit to mining concession paid by debt	$(175)	$-	$(175)
Unrealized gain in investments, available for sale	$-	$(51)	$-
Subsidiary common stock for prepaid services	$-	$66	$-

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

In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico.  In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation.  Tara Minerals also owns 85% of the common stock of Adit Resources Corp (“Adit”). Tara Gold’s operations in Mexico are conducted through Amermin and American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. Tara Gold, through Amermin, focuses primarily on gold mining concessions.  American Metal Mining’s primary focus is on industrial minerals, copper, lead, zinc, iron, industrial metals, and other associated metals.  All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.  As of June 30, 2012, Tara Gold owned approximately 52% of the outstanding common stock of Tara Minerals.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“ACM”) to Yamana Mexico Holdings B.V. (“Yamana”).  ACM’s primary asset was the Picacho groupings.

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  All intercompany balances and transactions have been eliminated in consolidation.

Unless otherwise indicated, all references to the Company include the operation of its subsidiaries and all references to Adit include the operations of its subsidiary.

The reporting currency of the Company, Tara Minerals and Adit is the U.S. dollar.  The functional currency of Amermin, AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement income (loss) is recorded as other comprehensive income (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows the six months ended June 30, 2012 and 2011. Mexican pesos per one U.S. dollar.

	June 30, 2012
Current exchange rate	Ps.	13.6530
Weighted average exchange rate for the six months ended	Ps.	13.2656

	June 30, 2011
Current exchange rate	Ps.	11.7748
Weighted average exchange rate for the six months ended	Ps.	11.9044

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

	June 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,452	$2,495
Allowance – other receivables	23	7
Total	$2,475	$2,502

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.   The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial position, result of operations or cash flows.

Issued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Property, plant, equipment, mine development, land and construction in progress, net

	June 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

La Currita	1,253	1,253
Las Minitas (a)	2,428	2,412
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario	636	636
La Palma	80	80
La Verde	60	60
Picacho and Picacho Fractions (b)	-	1,457
Las Brisas	3	3
Mezquite and Mariana	171	171
Auriferos	100	100
Pirita	250	250
Las Viboras Dos	188	188
Champinon (c)	2,147	-
Mining concessions	8,666	7,960

Construction in progress	127	-
Property, plant and equipment	3,728	3,751
	12,541	11,731
Less – accumulated depreciation	(782)	(647)
	$11,759	$11,084

Las Minitas, Auriferos, Mariana and Mezquite, and Las Brisas properties are located in Mexico in close proximity to each other.

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fraction are located in Mexico and are known as the Picacho Groupings.

a.	In March 2006, the Company acquired “Las Minitas” from an independent third party for the effective purchase price of $2,427,403, plus $340,000 in value-added tax.

The remaining notes payable, including applicable value-added tax is $2,052,500.

In accordance with the Interest Expense topic of FASB ASC, the note payable amount of $2,150,000 has been discounted using the incremental borrowing rate of 3.56%. As of June 30, 2012, the present value of future payments toward the notes payable on the Las Minitas contract is as follows:

	Debt	IVA	Total
Present value of debt	$1,750,000	$302,500	$2,052,500

The Company is currently reviewing the Las Minitas property for continued inclusion as part of the Company’s mining property portfolio.  No payments toward this property have been made since February 2008 and the Company may decide to terminate the purchase agreement and return the property.

b.	On April 2012 the Company sold ACM to Yamana. ACM’s primary asset was the Picacho groupings (see Note 11).

c.	In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) for royalty payments based on production.

In May, 2012, the Company terminated the lease agreement for Champinon and entered into a new agreement to acquire the Iron Ore Project for an effective purchase price of $2,175,000, plus $348,000 in value-added taxes.

Included in the purchase agreement, all prior payments plus value-added taxes (see Note 4) were applied to debt.

The resulting outstanding debt payment schedule, including applicable value added taxes, is as follow:

2012	$473,667
2013	947,333
2014	696,000
Total	$2,117,000

In accordance with the Interest Topic of FASB ASC, the note payable amount of $2,175,000 has been discounted using the incremental borrowing rate of 1.30%. As of June 30, 2012, the present value of future payments toward the notes payable on the contract is as follows:

	Debt	IVA	Total

Total remaining debt	$1,825,000	$292,000	$2,117,000
Imputed interest	(27,829)	-	(27,829)
Present value of debt	$1,797,171	$292,000	$2,089,171

In May 2012, the Company purchased technical data pertaining to the Champinon from the former owner for 500,000 shares of the Tara Mineral’s common stock valued at $430,000.

Other Mining Commitments

Mina Godinez

In July 2010, the Company entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated on January 18, 2012.

Note 3.	Income Taxes

On April 2012, the Company sold ACM (see Note 11) resulting in an updated deferred tax asset of $5,557,000 (current and non-current). The change of $959,000 from December 31, 2011 was recognized as an income tax expense and offset the gain on discontinued operations as of June 30, 2012.

Note 4.	Other assets

As of June 30, 2012 and December 31, 2011, respectively, the Company had no advances and $175,000 towards the Champinon lease (see Note 2) and security deposits of $21,537 and $32,752. During the six months ending June 30, 2012, the Company made an additional advance toward Champinon in the amount of $60,345 and all advances related to Champinon were applied towards the note payable (see Note 2).

Note 5.	Notes Payable

The following table represents the outstanding balance of notes payable.

	June 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$4,689	$2,579
Auto loans	82	97
Related party	-	100
	4,771	2,776
Less – current portion	(3,562)	(2,707)
Non-current portion	$1,209	$69

See Note 2 above for notes payable relating to mining concessions.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars):

	2013	2014	2015	2016	2017	Total

Mining concessions	$3,532	$811	$346	$-	$-	$4,689
Auto loans	30	34	18	-	-	82
Total	$3,562	$845	$364	$-	$-	$4,771

Note 6.	Related Party Transactions

	June 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Due from related parties	$87	$152
Due to related parties	(2)	(308)
	$85	$(156)

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

Note 7.	Stockholders’ Equity

For the six months ended June 30, 2012, Tara Gold did not issue any shares of common stock.

Note 8.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  For additional details on these underlying stock movements, consult the Tara Minerals Form’s 10-K and 10-Q as filed at www.sec.gov.

	June 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)

Cash for subsidiary common stock	$20,218	$19,751
Services for subsidiary common stock	4,620	4,566
Stock based compensation paid for in subsidiary common stock	1,190	945
Loan conversion plus accrued interest	1,342	1,342
Exploration expenses paid for in subsidiary common stock	4,146	3,716
Cumulative net loss attributable to non-controlling interest	(7,793)	(8,644)
Treasury stock	(500)	-
Other non-controlling interests	86	66
Total non-controlling interest	$23,309	$21,742

Note 9.	Options and Warrants

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following incentive plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In March 2012, Tara Minerals sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of Tara Minerals’ common stock, and one warrant. Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.00 per share at or any time before December 31, 2012.  The shares and warrants were issued in April 2012.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following incentive plans which have not been registered:
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

	June 30, 2012	December 31, 2011
Expected volatility	104.82%	96.06% - 163.11%
Weighted-average volatility	104.82%	143.46%
Expected dividends	0	0
Expected term (in years)	1.50	1.50
Risk-free rate	0.05%	0.58%

A summary of option activity under the Plans as of June 30, 2012 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,350,000	$0.69
Granted	200,000	0.05
Exercised	(200,000)	0.05
Forfeited, expired or cancelled	-	-
Outstanding at June 30, 2012	3,350,000	$0.69	3.0	$1,000,000
Exercisable at June 30, 2012	2,590,000	$0.58	3.5	$980,800

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	200,000	0.05
Vested	(450,000)	0.32
Forfeited, expired or cancelled	-	-
Non-vested at June 30, 2012	760,000	$0.48

A summary of warrant activity as of June 30, 2012 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	1.00
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	(1,893,334)	0.51
Outstanding at June 30, 2012	5,968,747	$1.04	1.5	$516,500
Exercisable at June 30, 2012	5,968,747	$1.04	1.5	$516,500

 All warrants vest upon issuance.

Note 10.	Fair Value

Tara Gold's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2012 (Unaudited)
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$600	$-	$-	$600

	Fair Value at December 31, 2011
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$570	$-	$-	$570

Note 11.	Sale of American Copper Mining

On April 4, 2012, Adit sold its wholly owned subsidiary, American Copper Mining (“ACM”), to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset was the Picacho Groupings. The Picacho concessions do not have any proven reserves. Subsequent to the sale, the Company did not retain ownership in ACM.

Additional payments due in consideration of the sale of ACM are contingent to whether or not Yamana exercises its option to terminate the agreement within ten business days prior to May 25, 2013. If the agreement is terminated, Yamana will be required to return the capital stock of ACM. Due to the contingent nature of future payments they are recognized when the contingency is removed. Possible future payments include:

•	$9.8 million on May 25, 2013;
•
During the period ending on May 25, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million on May 25, 2018.

Gain from discontinued operations, net of tax was calculated as the followed on the date of sale:

Other receivables, net	$24,000
Other current assets	10,000
Goodwill	12,000
Fixed assets, net of accumulated depreciation	4,000
Mining concessions	1,456,000
Fair market value of net assets	$1,506,000

Fair value of consideration received:
Cash	$7,500,000
Treasury Stock	500,000
Fair market value of net assets	(1,506,000)
Gain on deconsolidation of subsidiary	6,494,000
Loss on discontinued operations	(58,000)
Tax expense	(2,860,000)
Gain from discontinued operations, net of tax	$3,576,000

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through June 30, 2012 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $767,000 in cost of sales; approximately $10,104,000 in exploration expenses and approximately $42,539,000 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of approximately $8,820,000 pertaining to the issuance of stock options.

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended June 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2012	June 30, 2011
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	707	891
Operating, general and administrative expenses	1,707	1,198
Net operating loss	$(2,414)	$(2,089)

For the three months ending June 30, 2012, exploration expenses consisted of $430,000 for the purchase of Champinon’s technical data, preproduction activities, geological consulting, assaying, field supplies and other mine expenses. For the three months ended June 30, 2011, exploration expenses consisted of $740,000 for the purchase of technical data for the La Verde property part of the Don Roman Groupings, $1,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $150,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and Tania Iron Ore Project. As of June 30, 2011, exploration expenses consisted of $39,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, $107,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended June 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	June 30, 2012	June 30, 2011
(In thousands of U.S. Dollars)
Bad debt expense	$116	$160
Investment banking and investor relations expense	199	36
Compensation, officer employment contracts and bonuses	483	502
Professional fees	502	359

Bad debt expense for the three months ending June 30, 2012 of $116,113 was due to the corresponding Impuesto al Valor Agregado taxes (“IVA”) receivable experienced in the normal course of business in the Mexican subsidiaries. During the three months ending June 30, 2011 bad debt included an adjustment at Amermin in the allowance and the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense.

The increase in investment banking and investor relations expense is due to options awarded to investor relations consultants in 2012. During the three months ended June 30, 2012 investor relations consisted of $81,232 paid in cash, $110,000 in options awarded and $8,200 that were accrued. For the three months ended June 30, 2011, investor relations expenses consisted of the issuance of common stock valued at $17,000 and approximately $19,000 in cash to consultants.

During the three months ended June 30, 2012 compensation, officer employment contracts and bonuses consisted of options valued at $245,000 and officer compensation of $238,000. For the three months ended June 30, 2011, compensation, officer employment contracts and bonuses consisted of options with a value of $311,000, and officers’ compensation of approximately $191,000.

Professional fees increased in 2012 due to increased legal expenses due to negotiations of the sale of American Copper Mining, which was finalized on April 4, 2012.

Material changes of certain items in Tara Gold’s Statement of Operations for the six months ended June 30, 2012, as compared to the same period last year, are discussed below.

Six Months Ended	June 30, 2012	June 30, 2011
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	860	2,821
Operating, general and administrative expenses	2,481	2,975
Net operating loss	$(3,341)	$(5,796)

For the six months ending June 30, 2012, exploration expenses consisted of $430,000 for the purchase of Champinon’s technical data, preproduction activities, geological consulting, assaying, field supplies and other mine expenses.

In 2011, Tara Minerals sought to expand and advance the Don Roman Groupings project by acquiring additional mineral claims and by finding a joint venture partner that would provide the capital and expertise to restart the operations. The Company also ventured into the iron ore industry segment, exploring the Tania, Las Viboras Dos and Champinon properties.

During the six months ended June 30, 2011, Tara Gold did not have revenue. For the six months June 30, 2011, exploration expenses consisted of $2,592,000 for the purchase of technical data for both the Centenario (part of the Don Roman Groupings) and La Verde and La Palma properties (part of the Don Roman Groupings), $16,000 for geological consulting, assaying, and field supplies for the Picacho Groupings, and $213,000 for mine and smelting operations and other various mine expenses for the Don Roman Groupings and Tania Iron Ore Project.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the six months ended June 30, 2012, as compared to the same period last year, are discussed below.

Six Months Ended	June 30, 2012	June 30, 2011
(In thousands of U.S. Dollars)
Bad debt expense	$112	$803
Investment banking and investor relations expense	232	98
Compensation, officer employment contracts and bonuses	708	921
Professional fees	821	593

Bad debt expense for the six months ending June 30, 2012 of $112,000 was due to the corresponding IVA receivable experienced in the normal course of business in the Mexican subsidiaries. During the six months ending June 30, 2011 bad debt included an adjustment at Amermin in the allowance and the renegotiation of an agreement which included IVA and caused an adjustment of IVA Receivables, allowance and bad debt expense.

As of June 30, 2012 investor relations consisted of $110,000 in options, $114,000 in cash and $8,000 in accrued expenses. During the six months ended June 30, 2011, investor relations expenses consisted of $36,000 in options, $16,500 paid with common stock and $46,000 in cash to consultants.

During the six months ended June 30, 2012 compensation, officer employment contracts and bonuses consisted of officer compensation of $245,000 in options and $463,000 in cash. During the six months ended June 30, 2011, compensation, officer employment contracts and bonuses consisted of options with a value of $493,000, and officers’ compensation of approximately $428,000.

Professional fees increased in 2012 due to increased legal expenses due to negotiations of the sale of American Copper Mining, which was finalized in April 2012.

The following is an explanation of Tara Gold’s material sources and uses of cash during the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(3,321)	$(2,505)
Acquisition of property, plant and equipment	(20)	-
Proceeds from the sale or disposal of assets	-	29
Purchase of mining concession	-	(30)
Mining deposits	3	(7)
Proceeds from the sale of American Copper Mining	7,500	-
Cash investment in American Copper Mining in 2012	(33)	-
Payments made for construction in progress	(127)	-
Payments towards notes payable	(240)	(103)
Payments towards notes payable, related party	(100)	-
Change in due to/from related parties, net	(248)	314
Non-controlling interest – cash from the sale of common stock of subsidiaries	357	1,866
Iron Ore Property Financial Instrument	50	750
Cash, beginning of period	419	193

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

Tara Gold anticipates that its capital requirements during the twelve months ending June 30, 2013 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$750,000
Exploration and Development – Champinon	750,000
Property taxes	95,000
General and administrative expenses	1,000,000

Tara Gold
Property taxes	150,000
General and administrative expenses	500,000
Total	$3,245,000

The capital requirements shown above include capital required by Tara Gold and subsidiaries.

In 2012, Tara Minerals is focusing its efforts on the exploration and development of the Mina El Champinon Iron Ore Project (“Champinon”) and preparatory work to bring the Don Roman mill into production in 2013. The Company has developed a strategy, which we believe will lead to the successful development of the mine and commercial production of iron ore. To date, the Company has completed numerous assays of the ore body, along with recovery analysis from Metcon Research supporting the potential viability of commercial production. Digital surveying of the area has been commissioned to develop a detailed map for the plotting of past, present, and future exploration work and current mine development planning. The permit necessary to begin mining and commercial production is in progress, with the application for an export permit to immediately follow its receipt. A production site has been determined and excavation work is ongoing to prepare the site for the installation of equipment necessary to achieve commercial quantities of saleable grade iron ore. The Company’s goal is to begin pilot production in the third quarter of 2012, with commercial sales in the fourth quarter. To this end, the Company has signed a sales agreement with a customer for mined iron ore as of the date of this filing.

Tara Gold will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In an effort to resume trading in our common stock, the Company filed a registration statement on Form 10.  Once the registration statement is cleared, Tara Gold can apply to have its stock relisted on the OTC Bulletin Board.  The Company hopes to have the registration statement cleared in the near future.

As of the date of this filing, the Company is reviewing the Las Minitas, Mariana & Mezquite, Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.  No payments toward Las Minitas, Mariana and Mezquite or Pirita were made in 2012 or 2011.

Tara Gold does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources except for the possible future payments related to the sale of American Copper Mining which are disclosed in the financial statements above.

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

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided that Tara Minerals would acquire all of the common shares of Tara Gold by exchanging one share of Tara Minerals’ common stock for two Tara Gold shares.  In an effort to avoid any conflicts due to common directors, the transaction would require the approval of non-affiliate shareholders owning a majority of the outstanding shares of Tara Minerals and Tara Gold.

On September 20, 2010 Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Minerals, Tara Gold, and Tara Minerals’ officers and directors. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Minerals and other defendants.

On October 22, 2010 Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against Tara Minerals, Tara Gold, and Tara Gold’s directors.  The essence of the lawsuit was to prevent the Company’s proposed acquisition of Tara Gold.

Tara Minerals believed the lawsuit filed by Ms. Root was premature since, as noted in the September 13, 2010 press release, the transaction was tentative and was subject to the approval of the shareholders of Tara Gold who are not officers or directors of Tara Gold.  No binding agreement between Tara Gold and Tara Minerals has been was ever signed.

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

On November 10, 2011, Tara Minerals filed a complaint in Nevada against Carnegie seeking a declaration that Carnegie failed to properly exercise its option to acquire an interest in the iron ore properties.

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

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. As of July 2012 the Texas court granted Tara Minerals’ motion and transferred the case to Nevada.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1	El Champinon – Acquisition Agreement	(1)
10.2	El Champinon – Technical Data	(1)
10.3	Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	(1)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: August 14, 2012	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
Principal Executive Officer

Dated: August 14, 2012	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer