Form 10-Q
period 2012-09-30
TARA GOLD RESOURCES CORP.
filed 2012-11-13
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
Yes  ☐   No ☑

As of November 14, 2012 the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH SEPTEMBER 30, 2012

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$2,029	$419
Other receivables, net	821	539
Due from related parties, net of due to	94	-
Deferred tax asset, current portion	3,809	4,041
Other current assets	143	117
Total current assets	6,896	5,116

Property, plant, equipment, mine development, land and construction in progress, net	12,085	11,084
Mining deposits	27	29
Deferred tax asset, non-current portion	1,748	2,475
Other assets	27	222
Total assets	$20,783	$18,926

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,643	$2,858
Notes payable, current portion	3,584	2,607
Notes payable related party	-	100
Due to related parties, net of due from	-	156
Total current liabilities	7,227	5,721
Notes payable, non-current portion	736	69
Total liabilities	7,963	5,790

Iron Ore Properties financial instrument, net	600	570

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; issued and outstanding 102,795,119 and 102,795,119 shares	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(20,907)	(19,620)
Accumulated other comprehensive loss	(542)	(446)
Total Tara Gold stockholders’ deficit	(10,559)	(9,176)
Non-controlling interest	22,779	21,742
Total stockholders’ equity	12,220	12,566
Total liabilities and stockholders’ equity	$20,783	$18,926

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception October 14, 1999 Through
	2012	2011	2012	2011	September 30, 2012

Revenues
Revenue from website development and software	$-	$-	$-	$-	$168
Mining revenues	-	-	-	-	557
Total revenues	-	-	-	-	725
Cost of revenue	-	-	-	-	759
Gross margin	-	-	-	-	(34)
Exploration expenses	345	111	1,205	2,931	10,457
Operating, general, and administrative expenses	858	1,316	3,339	4,291	43,396
Net operating loss	(1,203)	(1,427)	(4,544)	(7,222)	(53,887)

Non-operating (income) expense:
Interest (income)	(7)	(8)	(21)	(22)	(364)
Interest expense	3	33	12	102	1,251
Settlement gain	-	-	-	-	(134)
Loss on extinguishment of debt, net	-	-	-	-	1,549
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	-	-	(21,036)
Loss on disposal of assets	9	-	9	4	412
Gain on acquisition of mining concession	-	-	-	-	(100)
Realized loss on the sale of marketable securities	-	-	-	-	5,099
Gain on sale of net cash flow interest	-	-	-	-	(197)
Gain on Tara Minerals Stock Dividend	-	-	-	(1,028)	(1,028)
Other income	(2)	-	(2)	(11)	(1,347)
Total non-operating (income) loss	3	25	(2)	(955)	(15,895)
Loss before income taxes	(1,206)	(1,452)	(4,542)	(6,267)	(37,992)
Income tax expense (benefit)	-	111	-	111	(5,902)
Loss from continuing operations	(1,206)	(1,563)	(4,542)	(6,378)	(32,090)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	-	-	(1,021)
Gain from discontinued operations, net of tax	-	-	3,576	-	3,576

Net loss	(1,206)	(1,563)	(966)	(6,378)	(29,535)

Add: Net (income) loss attributable to non-controlling interest	530	615	(321)	2,255	8,628

Net loss attributable to Tara Gold shareholders’	(676)	(948)	(1,287)	(4,123)	(20,907)

Other comprehensive (loss) income:
Foreign currency translation	(46)	206	(96)	155	(542)
Unrealized loss on investments	-	(20)	-	(369)	-
Total comprehensive loss	$(722)	$(762)	$(1,383)	$(4,337)	$(21,449)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From Inception (October 14, 1999) Through September 30, 2012

Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(1,287)	$(4,123)	$(20,907)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	202	223	1,168
Allowance for doubtful accounts	470	592	3,600
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Loss on debt due to extinguishment and conversion	-	-	1,529
Gain from discontinued operations, net of tax	(3,576)	-	(2,575)
Deferred tax asset, net	-	111	(6,516)
Non-controlling interest in net loss of consolidated subsidiaries	321	(2,255)	(8,628)
Amortization of beneficial conversion	-	-	650
Loss on the disposal of assets	-	4	222
Realized loss on the sale of marketable securities	-	-	4,993
Common stock of subsidiary issued and option valuation for services	164	215	8,197
Subsidiaries’ stock based compensation and stock bonuses	245	530	7,137
Exploration expenses paid with stock of subsidiaries	430	2,491	4,146
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	(1,028)	(1,028)
Other	38	12	168
Changes in current operating assets and liabilities:
Other receivables	(445)	(32)	(1,492)
Other assets	(29)	(140)	(1,014)
Accounts payable and accrued expenses	(1,116)	58	2,272
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(4,583)	(3,342)	(26,543)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	(268)	(6)	(3,517)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	-	30	731
Purchase of mining concession	-	(30)	159
Mining deposits	2	(178)	(179)
Loans to unrelated third parties	-	-	(380)
Proceeds from the sale of American Copper Mining	7,500	-	7,500
Investment in American Copper Mining in 2012	(33)	-	(33)
Payments made for construction in progress	(264)	-	(264)
Other	-	-	(6)
Net cash provided by (used in) investing activities	6,937	(184)	10,333

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	-	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(698)	(140)	(11,611)
Payments toward notes payable, related party	(100)	-	(100)
Change in due to/from related parties, net	(257)	(88)	18
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	357	2,990	12,826
Payments from joint venture partners	-	100	10,020
Cash from the sale of common stock	-	-	5,753
Iron Ore Properties financial instrument	50	750	800
Other	-	-	(9)
Net cash (used in) provided by financing activities	(648)	3,612	18,377

Effect of exchange rate changes on cash	(96)	155	(138)

Net increase	1,610	241	2,029
Cash, beginning of period	419	193	-
Cash, end of period	$2,029	$434	$2,029

Supplemental Information:
Interest paid	$16	$101	$955
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$-	$49	$1,292
Issuance of common stock for assets	$-	$-	$304
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$2,147	$(1,311)	$20,333
Beneficial conversion feature, convertible debt, related and nonrelated party	$-	$-	$391
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$348	$(192)	$1,564
Purchase of property, equipment and assets with debt	$-	$49	$1,833
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$22	$54	$433
Beneficial conversion feature, financial instrument	$20	$180	$200
Other	$-	$-	$90
Reclassification of mining deposit to mining concession paid by debt	$(175)	$-	$(175)
Unrealized gain in investments, available for sale	$-	$(369)	$-
Subsidiary common stock for prepaid services	$-	$215	$-

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

In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V., a Mexican corporation. Tara Minerals also owns 87% of the common stock of Adit Resources Corp (“Adit”). Tara Gold’s operations in Mexico are conducted through Amermin and American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries. As of September 31, 2012, Tara Gold owned approximately 52% of the outstanding common stock of Tara Minerals.

Tara Gold focuses primarily on gold mining concessions. Tara Minerals’ primary focus is also on gold and silver, as well as industrial minerals, copper, lead, zinc, iron and other associated metals.

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“ACM”) to Yamana Mexico Holdings B.V. (“Yamana”).  ACM’s primary asset was the Picacho Groupings.

Tara Gold began the distribution of its shares in Tara Minerals to its shareholders. On May 25, 2011 Tara Gold distributed one share of Tara Minerals for every 20 outstanding shares of Tara Gold. Additional distributions will be made until all Tara Minerals shares held by Tara Gold are distributed to Tara Gold’s shareholders.

Following the distribution of the shares of Tara Minerals, Tara Gold will not have any interest in the properties owned by Tara Minerals or Adit Resources.

Once the distribution of the Tara Minerals shares has been completed, both Tara Gold and Tara Minerals will continue their efforts to develop mining properties which are thought to contain commercial quantities of gold, silver and other minerals

The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

In this filing references to "Company," "we," "our," and/or "us," refer to Tara Gold Resources and, unless the context indicates otherwise, its consolidated subsidiaries.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  All intercompany balances and transactions have been eliminated in consolidation.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the nine months ended September 30, 2012 and 2011. Mexican pesos per one U.S. dollar.

	September 30, 2012
Current exchange rate	Ps.	12.8521
Weighted average exchange rate for the nine months ended	Ps.	13.2391

	September 30, 2011
Current exchange rate	Ps.	13.4567
Weighted average exchange rate for the nine months ended	Ps.	12.0300

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

	September 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,769	$2,495
Allowance – other receivables	25	7
Total	$2,794	$2,502

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

Note 2.	Property, plant, equipment, mine development, land and construction in progress, net

	September 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

La Currita	1,253	1,253
Las Minitas (a)	2,428	2,412
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario	636	636
La Palma	80	80
La Verde	60	60
Picacho and Picacho Fractions (b)	-	1,457
Las Brisas	3	3
Mezquite and Mariana	171	171
Auriferos	100	100
Pirita	250	250
Las Viboras Dos	188	188
Champinon (c)	2,154	-
Mining concessions	8,673	7,960

Construction in progress	264	-
Property, plant and equipment	3,976	3,751
	12,933	11,731
Less – accumulated depreciation	(848)	(647)
	$12,085	$11,084

Las Minitas, Auriferos, Mariana and Mezquite, and Las Brisas properties are located in Mexico in close proximity to each other.

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

a.	In March 2006, the Company acquired “Las Minitas” from an independent third party for the effective purchase price of $2,427,403, plus $340,000 in value-added tax.

The remaining notes payable, including applicable value-added tax is $2,052,500.

In accordance with the Interest Expense topic of FASB ASC, the note payable amount of $2,150,000 has been discounted using the incremental borrowing rate of 3.56%. As of September 30, 2012, the present value of future payments toward the notes payable on the Las Minitas contract is as follows:

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

In May, 2012, the Company terminated the lease agreement for Champinon and entered into a new agreement to acquire the property for an effective purchase price of $2,175,000, plus $348,000 in value-added taxes.

Included in the purchase agreement, all prior payments plus value-added taxes (see Note 4) were applied to debt.

The resulting outstanding debt payment schedule, including applicable value added taxes, is as follow:

2013	$947,334
2014	696,000
Total	$1,643,334

In accordance with the Interest Topic of FASB ASC, the note payable amount of $2,175,000 has been discounted using the incremental borrowing rate of 1.30%. As of September 30, 2012, the present value of future payments toward the notes payable on the contract is as follows:

	Debt	IVA	Total

Total remaining debt	$1,416,667	$226,667	$1,643,334
Imputed interest	(21,307)	-	(21,307)
Present value of debt	$1,395,360	$226,667	$1,622,027

In May 2012, the Company purchased technical data pertaining to Champinon from the former owner for 500,000 shares of Tara Mineral’s common stock valued at $430,000.

Other Mining Commitments

Mina Godinez

In July 2010, the Company entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. This joint venture was terminated on January 18, 2012.

Note 3.	Income Taxes

On April 2012, the Company sold ACM (see Note 11) resulting in an updated deferred tax asset of $5,557,000 (current and non-current). The change of $959,000 from December 31, 2011 was recognized as an income tax expense and offset the gain on discontinued operations as of September 30, 2012.

Note 4.	Other assets

As of September 30, 2012 and December 31, 2011, respectively, the Company had no advances and $175,000 towards the Champinon lease (see Note 2), and security deposits of $26,980 and $32,752.

Note 5.	Notes Payable

The following table represents the outstanding balance of notes payable.

	September 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$4,236	$2,579
Auto loans	84	97
Related party	-	100
	4,320	2,776
Less – current portion	(3,584)	(2,707)
Non-current portion	$736	$69

See Note 2 above for notes payable relating to mining concessions.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars):

	2013	2014	2015	2016	2017	Total

Mining concessions	$3,546	$690	$-	$-	$-	$4,236
Auto loans	38	37	9	-	-	84
Total	$3,584	$727	$9	$-	$-	$4,320

Note 6.	Related Party Transactions

	September 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)
	(Unaudited)
Due from related parties	$94	$152
Due to related parties	-	(308)
	$94	$(156)

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

The following are intercompany transactions that eliminate during the consolidation of these financial statements:

Tara Minerals is a subsidiary of Tara Gold Resources Corp. In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to Tara Minerals. At September 30, 2012, Amermin has paid the original note holder in full and Tara Minerals owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of September 30, 2012, Amermin loaned Tara Minerals $998,624 at 0% interest, due on demand.

As of September 30, 2012, Tara Minerals paid in full the 0% interest and due on demand $568,645 loan from Tara Gold.

As of September 30, 2012, Tara Minerals loaned Tara Gold $703,955 at 0% interest, due on demand.

On May 2011, Amermin sold the property known as “Picacho Fractions I, II and III” to Tara Minerals for $163,793 plus value added taxes of $26,207, financed at LIBOR plus 3.25%. As of June 30, 2012, Tara Minerals had paid Amermin in full.

Note 7.	Stockholders’ Equity

For the nine months ended September 30, 2012, Tara Gold did not issue any shares of common stock.

Note 8.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  For additional details on these underlying stock movements, consult the Tara Minerals Form’s 10-K and 10-Q as filed at www.sec.gov.

	September 30, 2012	December 31, 2011
	(In thousands of U.S. Dollars)

Cash for subsidiary common stock	$15,241	$14,784
Services for subsidiary common stock	5,576	5,522
Stock based compensation paid for in subsidiary common stock	5,126	4,881
Loan conversion plus accrued interest	1,342	1,342
Exploration expenses paid for in subsidiary common stock	4,146	3,716
Cumulative net loss attributable to non-controlling interest	(8,323)	(8,644)
Treasury stock	(500	-
Other non-controlling interests	171	141
Total non-controlling interest	$22,779	$21,742

Note 9.	Options and Warrants

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following incentive plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

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

	September 30, 2012	December 31, 2011
Expected volatility	104.82% - 131.10%	96.06% - 163.11%
Weighted-average volatility	117.96%	143.46%
Expected dividends	0	0
Expected term (in years)	1.00	1.50
Risk-free rate	0.05% - 0.14%	0.58%

A summary of option activity under the Plans as of September 30, 2012 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,350,000	$0.69
Granted	200,000	0.05
Exercised	(200,000)	0.05
Forfeited, expired or cancelled	-	-
Outstanding at September 30, 2012	3,350,000	$0.69	3.0	$914,000
Exercisable at September 30, 2012	2,590,000	$0.58	3.0	$901,200

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	200,000	0.05
Vested	(450,000)	0.32
Forfeited, expired or cancelled	-	-
Non-vested at September 30, 2012	760,000	$0.48

A summary of warrant activity as of September 30, 2012 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	1.00
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	(1,893,334)	0.51
Outstanding at September 30, 2012	5,968,747	$1.04	1.5	$457,471
Exercisable at September 30, 2012	5,968,747	$1.04	1.5	$457,471

 All warrants vest upon issuance.

Note 10.	Fair Value

Tara Gold's financial assets and liabilities, measured at fair value by level within the fair value hierarchy, are shown below. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2012 (Unaudited)
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$600	$-	$-	$600

	Fair Value at December 31, 2011
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument	$570	$-	$-	$570

Note 11.	Sale of American Copper Mining

On April 4, 2012, Adit sold its wholly owned subsidiary, American Copper Mining (“ACM”), to Yamana Mexico Holdings B.V. (“Yamana”). ACM’s primary asset was the Picacho Groupings. The Picacho concessions did not have any proven reserves. Subsequent to the sale, the Company did not retain ownership in ACM.

Additional payments due in consideration of the sale of ACM are contingent to whether or not Yamana exercises its option to terminate the agreement within ten business days prior to April 4, 2013 (as amended). If the agreement is terminated, Yamana will be required to return the capital stock of ACM. Due to the contingent nature of future payments, payments will be recognized when the contingency is removed. Possible future payments include:

•	$9.8 million on April 4, 2013;
•
During the period ending on April 4, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Pursuant to this provision of the Agreement, Yamana will pay a maximum of $14 million.

•	$4.3 million on April 4, 2018.

Gain from discontinued operations, net of tax was calculated as the followed on the date of sale:

Other receivables, net	$24,000
Other current assets	10,000
Goodwill	12,000
Fixed assets, net of accumulated depreciation	4,000
Mining concessions	1,456,000
Fair market value of net assets	$1,506,000

Fair value of consideration received:
Cash	$7,500,000
Treasury Stock	500,000
Fair market value of net assets	(1,506,000)
Gain on deconsolidation of subsidiary	6,494,000
Loss on discontinued operations	(58,000)
Tax expense	(2,860,000)
Gain from discontinued operations, net of tax	$3,576,000

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through September 30, 2012 Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales; approximately $10,457,000 in exploration expenses and approximately $43,397,000 in operating and general administration expenses.  Included in operating and general and administrative expenses is a non-cash charge of approximately $8,820,000 pertaining to the issuance of stock options.

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended September 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2012	September 30, 2011
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	345	111
Operating, general and administrative expenses	858	1,316
Net operating loss	$(1,203)	$(1,427)

The increase in exploration expenses for the three months ended September 30, 2012 is due to the operational focus on the Champinon property which includes preproduction activities, geological consulting, assaying, field supplies, other mine expenses and compensation of two engineers hired in 2012. For the three months ending September 30, 2011, exploration expenses consisted of mine activities and other various mine expenses for the Iron Ore Properties and Picacho Groupings.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended September 30, 2012, as compared to the same period last year, are discussed below.

Three Months Ended	September 30, 2012	September 30, 2011
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$59	$238
Compensation, officer employment contracts and bonuses	233	269
Professional fees	140	240

The decrease in investment banking and investor relations expense for the three months ended September 30, 2012 is due to operational focus on the Champinon property; compared to equity financing for the three months ended September 30, 2011. The decrease in compensation, officer employment contracts and bonuses was due to the controller position being outsourced starting the third quarter of 2012. Professional fees decreased for the three months ended September 30, 2012 due to the operational focus on Champinon.

Material changes of certain items in Tara Gold’s Statement of Operations for the nine months ended September 30, 2012, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2012	September 30, 2011
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	1,205	2,931
Operating, general and administrative expenses	3,339	4,291
Net operating loss	$(4,544)	$(7,222)

For the nine months ending in September 30, 2012, exploration expenses decreased due to the operational focus on the Champinon property, which consisted of $680,000 for the acquisition of Champinon’s technical data ($430,000 paid with Tara Minerals’ stock and $250,000 with cash) and $524,884 for preproduction activities, geological consulting, assaying, field supplies, other mine expenses for Champinon and compensation of two engineers hired in 2012.  For the nine months ending September 30, 2011 explorations expenses consisted of $2,591,990 for the acquisition of technical data for Centenario, La Palma and La Verde ($2,491,990 paid with Tara Minerals’ stock and $100,000 with cash), which comprises the majority of exploration expenses for the period; the remaining $438,092 was spent on mine activities and other various mine expenses for the Iron Ore Properties (Tania, Las Viboras Dos and Champinon properties).

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the nine months ended September 30, 2012, as compared to the same period last year, are discussed below.

Nine Months Ended	September 30, 2012	September 30, 2011
(In thousands of U.S. Dollars)
Bad debt expense	$268	$946
Investment banking and investor relations expense	291	321
Compensation, officer employment contracts and bonuses	941	1,190
Professional fees	961	879

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority. Each period, receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. Bad debt expense decreased for the nine months ended September 30, 2012, due to less IVA receivables deemed uncollectible during the period when compared to the nine months ended September 30, 2011.

The decrease in investment banking and investor relations expense for the nine months ended September 30, 2012 is due to operational focus on the Champinon property; compared to equity financing for the nine months ended September 30, 2011. The decrease in compensation, officer employment contracts and bonuses was due to the controller position being outsourced starting in the third quarter of 2012, a decrease in options vested or awarded to officers. Professional fees increased for the nine months ended September 30, 2012 due to legal and consulting services used for the negotiations, close and amendment of the agreement for the sale of American Copper Mining, services due to operational focus on Champinon.

The following is an explanation of Tara Gold’s material sources and uses of cash during the nine months ended September 30, 2012 and 2011:
	September 30, 2012	September 30, 2011
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(4,583)	$(3,342)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(268)	(6)
Proceeds from the sale or disposal of assets	-	30
Purchase of mining concession	-	(30)
Mining deposits	2	(178)
Proceeds from the sale of American Copper Mining	7,500	-
Investment in American Copper Mining in 2012	(33)	-
Payments made for construction in progress	(264)	-
Payments towards notes payable	(698)	(140)
Payments towards notes payable, related party	(100)	-
Payments from joint venture partners	-	100
Change in due to/from related parties, net	(257)	(88)
Non-controlling interest – cash from the sale of common stock of subsidiaries	357	2,990
Iron Ore Properties financial instrument	50	750
Cash, beginning of period	419	193

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

Tara Gold anticipates that its capital requirements during the twelve months ending September 30, 2013 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$500,000
Exploration and Development – Champinon	947,333
Property taxes	180,000
General and administrative expenses	500,000

Tara Gold
Property taxes	10,000
General and administrative expenses	300,000
Total	$2,437,333

The capital requirements shown above include capital required by Tara Gold and subsidiaries.

Tara Minerals is continuing the planning and preparation necessary to bring the Don Roman mill into production in 2013. At the same time, the Company is engaging in planning and preparation for the development of the district, by initially focusing on the mineralized structures that could serve as start-up mine feed for the Don Roman plant. The exploration work-plan, that is being developed, will be focusing on the consistency of material in an effort to maximize recovery at the plant. In addition, all work will be done in a 43-101 compliant manner; with a focus on completing a technical report that further defines mineralized structures to establish reserves.  This work will also support the expansion planning for increasing production later in 2013.

In addition to, and as a part of, development plans for the Don Roman district, during the second and third quarters of 2012, the Company also focused on plans to put the Champinon Iron Ore Project into production. Two benches were blasted, samples were assayed, and recovery work completed by Metcon Research. Site preparation, such as roadwork, retaining walls, pads, electrical panels, tailings pond, and scales were completed on time and within budget. Equipment was mobilized through the strategic alliance with a local company that was also contracted to provide equipment and buy the iron concentrate. The unforeseen drop in iron demand and iron prices has had a negative impact on the buyer. Tara Minerals is hopeful that a recovery of iron ore prices will continue in the quoted markets, but additionally, that those gains be reflected at the port. Tara Minerals will continue looking at other strategic relationships and opportunities to achieve its goals.

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

On December 9, 2011, Carnegie and a purported affiliate, Carnegie Operations, LLC filed a complaint in Texas state court against former employees of Carnegie now employed with Tara Minerals. Although Tara Minerals was not initially named as a defendant, the substance of the state court complaint made it clear that the core issues were substantially similar to those raised in the Nevada litigation. The individual defendants removed the case to federal court in Dallas, Texas on December 22, 2011. Carnegie responded with a First Amended Complaint on January 31, 2012, which formally named Tara Minerals as a defendant. In its amended complaint, Carnegie seeks an injunction against Tara Minerals in connection with its option on the iron ore properties, as well as damages for alleged fraud, trade secret theft, civil conspiracy, and tortious interference with Carnegie’s employment contracts with the individual defendants.

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion was premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters.

On March 21, 2012, Carnegie moved the Nevada court to transfer the case to Texas and moved the court to dismiss Tara Minerals’ complaint.  After extensive briefing from both sides, on July 11, 2012, the Nevada court denied Carnegie’s motion to transfer and denied Carnegie’s motion to dismiss.   On July 20, 2012 the Texas court granted Tara Minerals’ motion and ordered the case transferred to Nevada.  On August 21, 2012, the Nevada court formally consolidated the Texas and Nevada cases.

On August 3, 2012, Carnegie responded to Tara Minerals’ complaint and brought a counterclaim against Tara Minerals American Metal Mining, S.A., C.V. (“AMM”)(an subsidiary of Tara Minerals) and a third party complaint against Harsco Corporation (“Harsco”) and Pittsburgh Mineral & Environmental Technology, Inc (“PMET”).  Carnegie’s counterclaim alleges: 1) breach of contract; 2) breach of the implied covenant of good faith and fair dealing; 3) promissory estoppel; and civil conspiracy against Tara Minerals and AMM.  Carnegie’s third party complaint alleges: 1) unjust enrichment, 2) tortious interference with contract; and 3) civil conspiracy against Harsco and PMET.

Tara Minerals and AMM answered Carnegie’s counterclaim on September 7, 2012.  Harsco answered Carnegie’s third party complaint on September 11, 2012.  PMET moved the Court to dismiss the third party complaint on September 20, 2012.  Carnegie opposed PMET’s motion to dismiss on October 9, 2012.  On November 5, 2012, PMET replied in support of the motion to dismiss, With respect to PMET, the Court will either make a ruling on PMET’s motion to dismiss based upon the briefing, or the parties will be ordered to appear for oral argument.  With respect to Tara Minerals, AMM, and Harsco, the case will proceed to discovery/fact-finding.

On September 7, 2012, Tara Minerals responded to Carnegie’s First Amended Complaint and asserted counterclaims for: 1) declaratory relief; 2) breach of contract; and 3) breach of the implied covenant of good faith and fair dealing.  Likewise, on September 7, 2012, the individual defendants responded to Carnegie’s First Amended Complaint and lodged counterclaims against Carnegie for: 1) breach of contract; 2) breach of the implied covenant of good faith and fair dealing; 3) and unjust enrichment,

On October 1, 2012, Carnegie moved the court for an order to show cause why two of the individual defendants should not be held in contempt, seeking monetary sanctions and a court order precluding the individuals from working with Tara Minerals.  Carnegie alleges, among other things, that the individuals violated the Texas state court injunction when accepting employment at Tara Minerals.  Tara Minerals and the individual defendants believe they are in full compliance with all court orders, none of which preclude Tara Minerals’ employment of the individuals.  The individual defendants vigorously opposed Carnegie’s motion on October 15, 2012.  Carnegie lodged its reply on November 5, 2012.  The next step will be for the Court to either issue a ruling based on the briefs submitted or order the parties to appear for oral argument.

The case is now in the discovery/fact-finding phase, and Tara Minerals anticipates propounding written requests for production, propounding interrogatories, and taking depositions.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amended Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V	(1)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)           Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: November 13, 2012	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
Principal Executive Officer

Dated: November 13, 2012	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer