Form 10-K
period 2012-12-31
TARA GOLD RESOURCES CORP.
filed 2013-04-16
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2012

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-29595

TARA GOLD RESOURCES CORP.
(Name of Small Business Issuer in its charter)

Nevada	90-0316566
(State of incorporation)	(IRS Employer Identification No.)

375 N. Stephanie St., Bldg. 2 Ste. # 211 Henderson, NV	89014
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (888) 901-4550
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2012, was approximately $0.

As of April 15, 2013, the Company had 102,795,119 outstanding shares of common stock.

Documents incorporated by reference:     None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which included but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or are available upon written request to our corporate secretary at 375 N Stephanie St., Bldg. 2 Ste. #211, Henderson, NV. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

As used in this report, “Tara Gold,” “Company,” “we,” “our” and similar terms refer to Tara Gold Resources Corp. and its subsidiaries, unless the context indicates otherwise.

Item 1.  Business.

Tara Gold Resources Corp. (the “Company” or “Tara Gold”), was incorporated in 1999 in Nevada as Westnet Communications Group, Inc.  On April 1, 2001, the Company acquired MerchantPark Communications, Inc. for shares of its common stock.  After this acquisition, the Company’s operations involved the development of software which could be used by small businesses for web-site development and hosting.

In March 2002 the Company discontinued its software development operations and was inactive until early 2004.  In November 2003 the Company changed its name to American Stellar Energy, Inc., and began acquiring oil and gas properties in early 2004.  In 2005 the Company sold its oil and gas properties after it determined that these properties were not economical.

In 2005 the Company became involved in the exploration of gold and silver mining properties.  In February 2006, the Company changed its name to Tara Gold Resources Corp. In May 2005 Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico.  Tara Gold’s operations in Mexico are conducted through Amermin and American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties.  All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.

In 2006 Tara Gold, then focused on gold and silver properties, formed Tara Minerals Corp.(“Tara Minerals”) when it determined that some investors prefer lead, zinc and silver projects, rather than solely gold and silver projects, and that capital may be easier to obtain by separating gold properties from industrial metal projects.   Although this was Tara Gold’s intention when it formed Tara Minerals, Tara Minerals nevertheless has interests in properties which may be productive of gold or silver.  Tara Minerals owns 99.9% of the common stock of American Metal Mining S.A. de C.V., a Mexican corporation.  Tara Minerals formed Adit Resources Corp. (“Adit”) in 2009 to hold the Picacho property, described further below, and to finance exploration and development of the Picacho property through the sale of Adit’s securities. Currently, Tara Minerals owns 87% of the common stock of Adit Resources Corp. As of April 15, 2013, Tara Gold owns approximately 52% of the outstanding common stock of Tara Minerals. Tara Gold and Tara Minerals’ operations in Mexico are conducted through American Metal Mining and Amermin since Mexican law provides that only Mexican corporations are allowed to own mining properties.

Tara Gold focuses primarily on gold mining concessions.  Tara Minerals’ primary focus is also on gold and silver, as well as industrial minerals, copper, lead, zinc, iron, and other associated metals.

On April 4, 2012, Adit sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”).  American Copper’s primary asset was the Picacho groupings.

In the event of any conflicts of interest between Tara Gold and Tara Minerals, Tara Minerals will have the first opportunity to acquire and develop properties which may be productive of gold and silver. With this process, Tara Gold will be able to share in any mining properties which Tara Minerals successfully develops.

On May 25, 2011, Tara Gold distributed one share of Tara Minerals for every 20 issued and outstanding shares of Tara Gold.  Tara Gold plans to make additional distributions until all Tara Minerals’ shares held by Tara Gold have been distributed to Tara Gold’s shareholders. Once this is complete, Tara Gold will not have any interest in the properties owned by Tara Minerals or Adit.

Tara Gold and Tara Minerals will continue their efforts to develop mining properties which are thought to contain commercial quantities of gold, silver and other minerals.   There is no assurance that any of Tara Gold’s remaining properties will be capable of producing precious or industrial metals in commercial quantity.

For the most part, the officers and directors of Tara Minerals, Tara Gold, and Adit are the same, and will remain the same following the distribution of all the shares of Tara Minerals held by Tara Gold.  As discussed elsewhere in this Annual Report, Adit has sold its only property and it is not expected that Adit will acquire any new mining properties.

Below is a chart which illustrates Tara Gold’s mining properties as of April 15, 2013.

No properties were joint ventured as of April 15, 2013.

The chart below illustrates Tara Gold’s mining properties after Tara Gold completes the distribution of its shares of Tara Mineral’s common stock.

After acquiring a property and selecting a possible exploration area through its own efforts or with others, Tara Gold will typically compile reports, past production records and geologic surveys concerning the area.  Tara Gold will then undertake a field exploration program to determine whether the area merits further work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken to further define the existence of any economic mineralization.  If such mineralization is identified , further work may be undertaken to estimate ore reserves, evaluate the feasibility of the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the mineral deposit into commercial production.

In connection with the acquisition of a property, Tara Gold may conduct limited reviews of title and related matters and obtain representations regarding ownership.  Although Tara Gold plans to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, it may be unable to acquire good and marketable title to its properties.

The proposed exploration program for Tara Gold’s properties will typically consist of rock-chip sampling, soil geochemistry, geological mapping, a geophysical survey, trenching, drilling, and resource calculation.  The exploration program will take place in phases, with some phases occurring simultaneously.  Rock chip and soil geochemistry may be initiated first to test and define the mineralization. This may be followed up with a CSAMT (Controlled-Source Audio-Frequency Magneto Telluric) (or other appropriate geophysical methods) to test the extent and depth of sulfide mineralization which could host copper, lead or zinc.  The CSAMT is an industry standard geophysical technique that has been used successfully to identify carbonate deposits in Mexico and other locations.

Upon completion of the exploration program, and if results are positive, a drilling program may begin.  Split samples (i.e. samples cut in half) from logged cores will be sent for assay at Tara Gold’s laboratory or at laboratories operated by third parties.  Remaining cores will be saved for third party independent confirmation. Prospect samples will be assayed by Tara Gold at its laboratory with occasional splits sent to third party labs for verification. Samples for mine production will be taken according to the standard methodology generally accepted for either drill cuttings or channel sampling.  Samples for mine production will be assayed internally at Tara Gold’s laboratory, with duplicate assaying of every twentieth sample.  Splits of every twentieth sample will be sent to an outside laboratory for confirmation. After drilling results have been evaluated, a mineral resource calculation will be made.

The capital required for the exploration and development of mining properties is substantial.  Tara Gold plans to finance its future operations through joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of Tara Gold’s interest in a certain property in exchange for the expenditure of a specified amount), the sale of Tara Gold’s properties, Tara Gold’s operations and by the sale of Tara Gold and its subsidiaries’ common stock.  If the capital required to develop its properties is not available, Tara Gold may attempt to sell one or more of its properties.

The exploration and development of properties that would be joint ventured with third parties would be managed by one of the joint venture participants  who would be designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost plus fee basis and generally must perform specific tasks over a specified time period. Separate fees may be charged to the joint venture by the operator and, once certain conditions are met, the joint venture participant is typically required to pay the costs in proportion to its interests in the property.

Mines have limited lives, an inherent risk in the mining business.  Although Tara Gold plans to acquire other mining properties, there is a limited supply of desirable mineral lands available in Mexico where Tara Gold would consider conducting exploration and/or production activities.  In addition, Tara Gold faces strong competition for new properties from other mining companies, many of which have greater financial resources. Further, Tara Gold may be unable to acquire attractive new mining properties on terms that are considered acceptable.

Tara Gold’s operations have not been affected by the escalating conflicts in Mexico involving drug cartels.

As of April 15, 2013, Tara Gold had interests in the mining properties listed below, all of which are located in Mexico.  Tara Gold’s interests in the properties are generally in the form of mining concessions granted by the Mexican government.  Although Mexican mining concessions are similar in some respects to unpatented mining claims in the United States, there are differences.  See “Mexican Mining Laws and Regulations” below for information regarding Mexican mining concessions.

Although Tara Gold believes that each of these properties has deposits of silver, gold, copper, lead, zinc, or iron, the properties are in the exploration stage, do not have any known reserves, and may never produce any of these metals in commercial quantities.

Tara Gold’s most significant mining properties are La Currita and the Don Roman Groupings, described further below.  The other properties described below are not considered significant since Tara Gold did not, as of April 15, 2013, have any plans to develop those properties.

In Mexico, land size is denominated in hectares and weight is denominated in tonnes.  One hectare is equal to approximately 2.47 acres and one tonne is equal to 2,200 pounds.

With the exception of the Don Roman Groupings, as of April 15, 2013, no plants or other facilities were located on any of the properties.

Tara Gold will use its own employees, or contract with qualified personnel, to conduct and supervise all aspects of its exploration program.

Unless otherwise noted below, all of the properties below were purchased from non-related third parties.

La Currita Prospect

Tara Gold acquired the La Currita property in May 2005 for an effective purchase price of $1,253,439, plus $180,000 of value-added tax.

The La Currita property covers 65 hectares and is located in Chihuahua, approximately 400 kilometers southwest of the city of Chihuahua, northern Mexico.    The property is situated on the western edge of the Sierra Madre Occidental in the Temoris mining district and can be accessed by dirt road and a regular pick-up truck.  The La Currita property includes four mines.

Geologically, La Currita is a low sulfide epithermal gold/silver tabular vein system that has a strike orientation of N30W and a dip of 60 degrees. It is part of the sequence of volcanic rocks that form the base of the Sierra Madre Occidental. This sequence of rocks is characterized by an up to 1,000 meter thick Lower Volcanic Sequence of andesitic flows, volcanic sediments and intrusive bodies that are unconformably overlain by a thick (up to 1,000 meters) Upper Volcanic Sequence of caldera-related rhyolitic flows, ignimbrites and domes. Precious metal mineralization in these units is hosted in low-sulfide quartz veins, breccias and stockwork zones that formed in the Lower Volcanic Sequence, principally along northwest trending, extensional normal faults.

 The justification for acquiring the La Currita concession is that the veins are located in the larger Sierra Madre Gold zone of Mexico.  Locally the area is dominated by an abundance of quartz veins that are mineralized with gold.  The La Currita veins are of the same type as others in the district and have been mined in the past to produce many tons of gold/silver concentrate.  Recent geological sampling, as well as mine production sampling, has produced consistent analytical results, which show the presence of substantial gold.  Geological mapping has shown the length and width of the veins to be adequate for mining.  The depth of the veins is projected into the concession from drilling on other concessions covering the same veins and shows the depth to be more than adequate for mining.

The La Currita mines were in production between 1983 and 1998.  Mining operations resumed in early January 2007 and were terminated by October 2008.

As of December 31, 2012, Tara Gold has spent approximately $729,000 on mapping, sampling, and trenching.  Additional historical exploration was performed by other third parties prior to the acquisition of this property.

Currently no further exploration program is planned for La Currita.  As of April 15, 2013, Tara Gold was looking for a joint venture partner which would be willing to fund the development of this prospect.

Auriferos and Las Brisas Prospects

Auriferos and Las Brisas properties are located in the southern part of the state of Sonora, Mexico in the Alamos district, which also resides on the western edge of the Sierra Madre Occidental Gold belt.  The properties in this area have returned results positive for gold and silver, although reserves have not been calculated.  For management purposes we do not manage these as a group even though they are adjacent to each other.  These prospects can be accessed from the paved highway from the town of Navojoa, Sonora going east towards Alamos, Sonora, 24 kilometers before arriving to Alamos take the caliche road north for 15 kilometers to the CFE Power Plant and Dam, from there take the left fork heading northwest following the 2 rut dirt road for 7 kilometers to the town of Minitas which sits amidst the concessions.

All of these properties are adjacent, but seem to form one deposit system, which is characterized as a silver-gold-bearing quartz vein and stockwork system.  The district is underlain by older metasediments and granitic volcanic rocks.  Within the deposit area itself, the bedrock consists of dacitic volcanic rocks that are mineralized and the bedrock is covered by younger, non-mineralized agglomerates of dacitic volcanic rocks and breccias.

Mineralization at the properties is confined to precious metals in the form of silver and gold-bearing epithermal quartz veins.  The quartz veins commonly occur in swarms within the dacitic volcanics, which have an average trend of N60W and dip between vertical and 60 degrees northeast.  The veins average between 1-2 meters in thickness.  There is also a well-developed and prolific stockwork of smaller ½” or less quartz veins present in the central zones of the deposit.

Auriferos V Fraccion 1 and 2 Prospects

In 2007, Tara Gold signed an agreement with Pershimco Resources Ltd. (“Pershimco”) providing Pershimco the option to acquire a 75% interest in the Las Minitas Prospect.  In March 2008 Tara Gold and Pershimco agreed to terminate their joint venture with respect to the Las Minitas prospect.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to the Las Minitas Prospect would revert to Tara Gold.  This resulted in Tara Gold obtaining the Auriferos V Fraccion 1 and 2 Prospects (“Auriferos”).

The Company returned the Las Minitas Prospect in November 2012 but retained ownership of Auriferos.

As of December 31, 2012, the Company has not spent any money on exploring this property.  Historical exploration was performed by other third parties prior to the acquisition of this property.

The Auriferos concessions are 400.7177 hectares in size and are located in the state of Sonora, Mexico, near the towns of Alamos and Quiriego.

As of April 15, 2013, Tara Minerals is in the process of terminating the acquisition agreement and the return of the property, or other disposal.  As of April 15, 2013, the Company considers this prospect an asset held for disposal.

Las Brisas Prospect

Tara Gold acquired the Las Brisas Prospect in August 2007 for an effective purchase price of $3,134, plus $391 of value-added tax.

The Las Brisas Prospect is 6,428.6896 hectares and is located in the state of Sonora, Mexico, approximately 40 kilometers northwest of the town of Alamos.  The property lies at the western edge of the Sierra Madre Occidental gold-silver belt.

As of December 31, 2012, the Company has not spent any money on exploring this property.  Historical exploration was performed by other third parties prior to the acquisition of this property.

As of April 15, 2013, Tara Minerals is in the process of terminating the acquisition agreement and the return of the property, or other disposal.  As of April 15, 2013, the Company considers this prospect an asset held for disposal.

Properties owned by Tara Minerals Corp.

Don Roman Groupings

The Don Roman Groupings, comprised of 10,680.1213 hectares, were acquired in October 2006, November 2008, and March and April 2011 for an effective purchase price of approximately $2,126,000, plus value-added tax of approximately $327,500. The Don Roman Groupings consist of the Pilar, Don Roman, Las Nuvias, Centenario, La Verde and La Palma prospects.

The Don Roman plant is 18 kilometers north from Choix, state of Sinaloa, Mexico.  The plant is accessed by 18 kilometers of paved road.  From the plant site, the closest concessions are the Don Roman Groupings which can be accessed with a regular pick-up truck through a Company maintained road. The Don Roman Groupings are in the heart of the La Reforma mining district as well as the stated gold belt that stems from the state of Chihuahua.

The Don Roman Groupings are located in the northern part of the La Reforma mining district of northeastern Sinaloa, Mexico.  The predominant rocks in the area are Upper Jurassic-Lower Cretaceous carbonate (limestone) rocks and Tertiary granitic intrusives.  The La Reforma mining district has been mined for more than 300 years, with substantial amounts of precious and base metals produced from numerous mines. In the opinion of Tara Minerals, the district has never been properly explored using present day, industry standard, exploration methods, including geochemistry, geophysics, and geology. Tara Minerals feels that this area may potentially host base metals that were never discovered or exploited due in part to market conditions, lack of technology, and lack of funding.

Tara Minerals’ justification for acquiring the Don Roman concessions is the general knowledge in Mexico of the types and occurrence of deposits that form around a typical “Porphyry Copper Deposit System.”  The many large and small, high-grade poly-metallic veins in the district, which surround the known low-grade porphyry copper center, are typical of this type of system.  These types of veins have been mined successfully in many other districts in the U.S. and Mexico.  The percentage of poly-metallics, meaning zinc, lead, copper and iron, is buoyed by the presence of substantial silver and gold as subordinate metals in these veins.  One of the veins obtained has been mined for 20 years.  Several others have been mined off and on for many years.  One of the veins, El Refugio, was first mined over 400 years ago and has seen mining as recently as 5 years ago.

Preliminary and continuing evaluation of the Don Roman Groupings have identified numerous mineralized systems at various locations on the property, some of which include a series of parallel northwest trending lead, zinc, silver structures that can be traced for more than 300 meters; an abandoned lead, zinc, silver mine; and historic vein-type gold mineralization.  A number of these mineralized structures lie within a complex suite of volcanic-granitic and sedimentary (carbonate) rocks.  Preliminary evaluation of the property has indicated the potential for five separate mineral systems each having varying mineral characteristics.  Initial sampling has indicated the potential for two lead, zinc, silver systems; two gold copper systems; and one iron ore, gold, copper system.

Temporary provisional permits have been acquired.  Tara Minerals continues to work toward procuring definitive permits as production and financing allows.  High voltage electrical service has been supplied to an electrical substation which is owned by Tara Minerals and supplies power to operate the Don Roman plant.

Two circuits capable of producing a minimum of 200 tonnes per day are operational, with a third circuit that can be completed when production makes it necessary. An additional regrind circuit can also be implemented at the appropriate time.  The plant, when all circuits are operational, is capable of processing approximately 400 tonnes per day.

In 2010, Tara Minerals began production at the Don Roman plant and extracted lead, zinc, and silver material from its mine and stockpiled it for future processing at the plant. During production in 2010, 181 tons of concentrate were produced and sold.  In the fourth quarter of 2010, the plant activity ceased.

As of December 31, 2012, $7,400,000 has been spent on the mapping, sampling, trenching, plant facilities, processing equipment, and related mining equipment on the Don Roman property.

Exploration of the veins in the concessions will be multi-phased.  The first phase will consist of drilling approximately 10 diamond core holes in the El Rosario vein system to accurately determine the total length, width and depth of the veins.  This phase will further define the mineralized structure, which will then allow the concentration plant to be restarted.  This cost will be approximately $150,000 and will be paid from cash received from the sale of the Picacho Prospect.  The work will be completed under the direction of Steve Eady, Tara Mineral’s Chief Geologist.

Additional exploration phases will be conducted after the start of mining and will be paid with revenue generated by concentrate production from the Don Roman plant.

Pirita Prospect

Tara Minerals acquired the Pirita Prospect in June 2009 for an effective purchase price of $250,000, plus value-added tax of $30,000.

The Pirita Prospect is 6,656.1049 hectares in size and is located near the town of Bacoachi, state of Sonora, Mexico and the towns of Urieque and Morelos, state of Chihuahua, Mexico.  The property can be accessed with a regular pick-up truck by driving 6 kilometers from Bacoachi along an unimproved dirt road.

The Pirita prospect is located within the gold orogenic belt of the Sierra Madre mountains in northern Mexico along the Sonora-Chihuahua border. Principally the area is underlain by Cretaceous or older meta-sediments and granodiorite.  The prospect is overlain by various volcanic sequences of andesite, dacite and basalt.  To date no detailed geology has been completed on the prospect.

As of December 31, 2012, the Company has not spent any money on exploring this property.  Historical exploration was performed by other third parties prior to Tara Minerals’ acquisition of this property.

As of April 15, 2013, Tara Minerals was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of the acquisition agreement and the return of the property, or other disposal.  Per the acquisition agreement, Tara Minerals can only return the property if it is in good standing, which requires that all taxes must be paid and the property must be clear of any liabilities.  As of April 15, 2013, Tara Minerals had not paid the property taxes associated with this prospect and considers this prospect an asset held for disposal

Iron Ore Projects

Tara Minerals raised $800,000 through a royalty rights offering to fund these projects.

Tania Iron Ore Project

Tara Minerals leased the Tania Iron Ore Project in May 2011in exchange for royalty payments based on production of Iron Ore.

Tara Minerals has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. Tara Minerals had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. As of December 31, 2012, Tara Minerals has paid $100,000 against future royalty payments.

The property, comprised of 3,233.0147 hectares, is located approximately 33 kilometers southeast, via dirt road from the port of Manzanillo, in the city of Manzanillo, State of Colima, Mexico. The iron ore is contained within decomposed granite with little overburden.  The property has not been subjected to modern exploration methods or concentrating processes prior to Tara Minerals’ involvement.

As of December 31, 2012, approximately $169,000 had been spent on road access construction, mapping, sampling, and trenching.

As of April 15, 2013, Tara Minerals is in the process of terminating this lease.

Las Viboras Dos Iron Ore Project

Tara Minerals acquired the Las Viboras Dos Iron Ore Project in July 2011 for an effective purchase price of $188,094, plus value-added tax of $30,095.

This property, comprised of 147.9201 hectares, is located near the town of La Huerta, state of Jalisco, Mexico. It is accessible by a 50 kilometer paved highway from Manzanillo towards La Huerta.

As of December 31, 2012, the Company has not spent any money exploring this property.  Historical exploration was performed by other third parties prior to Tara Minerals’ acquisition of this property.

As of April 15, 2013, Tara Minerals is in the process of terminating the acquisition agreement and the return of the property, or other disposal.  As of April 15, 2013, the Company considers this prospect an asset held for disposal.

Property owned by Adit Resources

Picacho Groupings

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”). American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana paid or agreed to pay Adit the following, in U.S. dollars:

•	$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property), was deposited into an escrow account and released May 25, 2012;
•	$9.8 million scheduled to be released on May 25, 2013;
•
During the period ending on May 25, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Yamana’s maximum payment under this provision of the sale agreement, is $14 million; and,

•	$4.3 million on May 25, 2018.

Yamana Gold Inc. effectively surrendered 500,000 Adit common shares, and warrants to purchase an additional 250,000 Adit common shares, upon the execution of the sale agreement.

Yamana has the option to terminate the sale agreement within ten business days prior to May 25, 2013 for any reason. If the sale agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying property to the Company in good standing.

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

An exploration concession is granted to the first applicant that meets the requirements of the Mining Law, the most important of which is that the claimed area is deemed to be “free land”.  Under the Mining Law, areas that are already covered by mining concessions or applications for mining concessions, as well as reserved areas such as the coast and the seabed, are not free.

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

A concessionaire’s most important obligation is the performance of assessment work on the mining lots.  A minimum amount of assessment work measured in monetary terms must be performed each year, depends on the size of the mining lot and, for an exploration mining concession, the number of years elapsed since its issue, pursuant to minimum investment tables established by the Mexican government.  Assessment work may be done either through expenditures or the sale of minerals.  A report must be filed in May of every year regarding the work for the previous calendar year.  Lack of performance of the minimum work will result in the cancellation of the concession; payment to the government in lieu of required assessment of work is not allowed.

Concessionaires must comply with federal environmental regulations which generally require that mining activities be subject to an environmental impact statement authorization.  Normally an environmental impact statement authorization can be obtained in six to twelve months from the date of its filing.  However, mining operations that do not exceed levels established by the Mexican government are not required to file an environmental impact statement.

The Mining Law forbids concessionaires from removing mine timbering and supports and requires compliance with all safety rules promulgated by the Mexican government.

Mexican and foreign individuals, as well as Mexican corporations, are allowed to hold mining concessions. Although foreign corporations may not hold mining concessions, foreign corporations may, however, own Mexican corporations.

General

Tara Gold’s offices are located at 375 N. Stephanie St., Bldg. 2 Ste. #211, Henderson, NV 89014.  The office space is supplied free of charge by Lynda R. Keeton-Cardno, Chief Financial Officer of Tara Gold and Tara Minerals.

As of April 15, 2013 Tara Gold had 10 employees; Tara Minerals had 9 employees; and American Metal Mining, Tara Mineral’s subsidiary, had 2 employees. All personnel for Amermin had subcontract labor.

Tara Gold’s website is www.taragoldresources.com

Item 1A.  Risk Factors.

Not required.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

See Item 1.

Item 3.  Legal Proceedings.

On September 13, 2010, Tara Gold announced that it had entered into a tentative agreement with Tara Minerals which provided Tara Minerals would acquire all of the outstanding shares of Tara Gold by exchanging one share of Tara Mineral’s common stock for two Tara Gold shares.

On September 20, 2010, Chris Columbo filed a lawsuit in the District Court for Carson City Nevada, against Tara Gold, Tara Gold’s officers and directors and Tara Minerals. The essence of the lawsuit was to obtain the fairest price for Tara Gold, whether from Tara Minerals or a third party.  On October 25, 2010 Mr. Columbo voluntarily dismissed his lawsuit against Tara Gold and other defendants.

On October 22, 2010, Patricia J. Root filed a lawsuit in the Circuit Court for Dupage County, Illinois, against, Tara Gold, Tara Gold’s directors and Tara Minerals.  The essence of the lawsuit was to prevent Tara Mineral’s proposed acquisition of Tara Gold.

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

On September 7, 2010, an administrative law judge issued an Initial Decision revoking Tara Gold’s registration of its common stock.   On September 24, 2010 Tara Gold filed a Petition to Review the decision of the administrative law judge. On September 30, 2010, the Commission granted Tara Gold’s Petition for Review.  On November 1, 2010, Tara Gold filed a brief in support of its petition with the Commission.   On July 18, 2011, the Commission revoked the registration of Tara Gold’s securities pursuant to Section 12(j) of the Securities Act of 1934.  Tara Gold has appealed the Commission’s decision to the U.S, 7th Circuit Court of Appeals. In May 2012 the 7th Circuit Court of Appeals dismissed Tara Gold’s appeal on the basis that:

•	Tara Gold filed a Registration Statement on August 4, 2011,

•	The Registration Statement automatically became effective on October 3, 2011,

•	Upon the effectiveness of the Registration Statement, Tara Gold’s common stock was registered pursuant to Section 12(g) of the 1934 Act,

•	Since Tara Gold’s stock had become registered under the 1934 Act, there was no point in reversing the Commission decision, and therefore the issue was moot.

There is no assurance that Tara Gold will be able to continue to file reports required by the Securities and Exchange Commission in a timely manner.

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

On February 14, 2012, Tara Minerals moved the Texas court for a transfer of venue to Nevada so that the cases could be consolidated. The motion is premised upon the facts that: 1) the option agreement includes an express consent to jurisdiction and venue in Nevada; 2) Tara Minerals filed its lawsuit first in Nevada; 3) the cases involve common issues of fact and law; and 4) transfer is cost-efficient and more convenient for the key witnesses in both matters. In July 2012, the Texas Court granted Tara Minerals motion and transferred the case to Nevada.

All litigation related to the Don Ramon option was settled on March 15, 2013, pursuant to a Settlement Agreement and Release executed by all interested parties. In exchange for Carnegie’s acknowledgement that it has no rights under the Option, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property.

Other than the foregoing, Tara Gold is not involved in any legal proceedings and Tara Gold does not know of any legal proceedings which are threatened or contemplated.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to May 2010, the common stock of Tara Gold traded in the over-the-counter market, which is sometimes referred to as the “pink sheets”, under the symbol: TRGD. In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order, Tara Gold’s common stock was removed from the Pink Sheets and until July 18, 2011 traded only on an unsolicited basis.

As a result of the Commission’s ruling on July 18, 2011 (see Item 3 above), all trading in Tara Gold’s stock ceased. In 2012, Tara Gold successfully filed a Form 10 which cleared SEC comments in November 31, 2012. To begin trading once again Tara Gold will engage in the 15c-211 process with a market maker in 2013.

Shown below are the ranges of high and low closing prices for Tara Gold’ common stock for the periods indicated as reported by FINRA and as reported on www.stockhouse.com until trading ceased.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
31-Mar-11	$0.50	$0.26
30-Jun-11	$0.47	$0.20
30-Sep-11	$0.45	$0.40
31-Dec-11	$-	$-
31-Mar-12	$-	$-
30-Jun-12	$-	$-
30-Sep-12	$-	$-
31-Dec-12	$-	$-

As of April 15, 2013 Tara Gold had 102,795,119 outstanding shares of common stock and 76 shareholders of record. As of that same date Tara Gold did not have any outstanding options, warrants or securities which were convertible into shares of Tara Gold’s common stock.

We have not paid and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors deemed relevant by our Board of Directors.

During the years ended December 31, 2012 and 2011 neither Tara Gold, nor any of Tara Gold’s officers or directors, purchased any shares of Tara Gold’s common stock in the open market.

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Tara Gold was incorporated in October 1999.  During the period from its incorporation through December 31, 2012, Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales, $10,693,000 in exploration expenses and $45,104,000 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of approximately $9,140,000 pertaining to the issuance of stock based compensation and stock bonuses of Tara Minerals.

Material changes of certain items in Tara Gold’s Statement of Operations for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are discussed below.

Year Ended	December 31, 2012	December 31, 2011
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	1,441	2,901
Operating, general and administrative expenses	5,047	5,788
Net operating loss	$(6,488)	$(8,689)

For the year ended December 31, 2012, exploration expenses decreased due to the operational focus on only one property, Champinon, compared to the year ended December 31, 2011, when the Company focused on acquiring technical data and focusing on Centenario, La Palma, La Verde and the Iron Ore Properties. For the year ended December 31, 2012, exploration expenses consisted of $680,000 for the acquisition of Champinon’s technical data ($430,000 paid with Tara Minerals’ stock and $250,000 with cash) and $761,000 for preproduction activities, geological consulting, assaying, field supplies, other mine expenses and compensation of two engineers hired in 2012.  For the year ended December 31, 2011 explorations expenses consisted of $2,592,000 for the acquisition of technical data for Centenario, La Palma and La Verde ($2,492,000 paid with Tara Minerals’ stock and $100,000 with cash), which comprises the majority of exploration expenses for the period; the remaining $309,000 was spent on mine activities and other various mine expenses for the Iron Ore Properties (Tania, Las Viboras Dos and Champinon properties).

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are discussed below.

Year Ended	December 31, 2012	December 31, 2011
(In thousands of U.S. Dollars)
Bad debt expense	$806	$850
Investment banking and investor relations expense	369	577
Compensation, officer employment contracts and bonuses	1,576	1,730
Professional fees	1,159	1,235

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority. Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary.  Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. Bad debt expense increased for the year ended December 31, 2012, when compared to the year ended December 31, 2011 due to increases in allowance for IVA from 90% to 100% and other receivables from 50% to 100%.

The decrease in investment banking and investor relations expense for the year ended December 31, 2012 is due to a decrease in equity financing during 2012 due to the focus of selling and the resulting funds obtained from the sale of American Copper Mining; compared to a focus on completing equity financing for the year ended December 31, 2011. In 2012, there were no sales of common stock of Tara Gold, only exercises of warrants, options and stock for services at Tara Minerals.

The decrease in compensation, officer employment contracts and bonuses was due to the controller position being outsourced starting in the third quarter of 2012, offset by additional personnel in all of 2012 and a decrease in options vested or awarded to officers.  This area for 2012 consisted of $1,331,000 paid in cash or accrued for and $245,000 relating to options; 2011 consisted of $914,000 paid in cash or accrued for and $816,000 relating to options.

Professional fees for the year ended December 31, 2012 were due to legal and consulting services used for the negotiations, close and amendment of the agreement for the sale of American Copper Mining, and services due to operational focus on Champinon. Professional fees for the year ended December 31, 2011 consisted of consulting and legal services discussed in Item 3.

The following is an explanation of Tara Gold’s material sources and (uses) of cash during the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(5,751)	$(3,789)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(563)	(6)
Proceeds from the sale or disposal of assets	-	44
Purchase of mining concession	-	(30)
Mining deposits	2	(181)
Proceeds from the sale of American Copper Mining	7,500	-
Investment in American Copper Mining in 2012	(33)	-
Payments towards notes payable	(741)	(135)
Payments towards notes payable, related party	(100)	-
Payments from joint venture partners	-	100
Change in due to/from related parties, net	(252)	(103)
Non-controlling interest – cash from the sale of common stock of subsidiaries	357	3,508
Iron Ore Properties financial instrument	50	750
Cash, beginning of period	419	193

Tara Gold anticipates that its capital requirements during the twelve months ending December 31, 2013 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$2,665,000
Exploration and Development - Dixie Mining District, Idaho	3,237,000
Property taxes	44,000
General and administrative expenses	1,007,000

Tara Gold
Property taxes	1,000
General and administrative expenses	446,000
Total	$7,400,000

The capital requirements shown above include capital required by Tara Gold and subsidiaries.

Tara Minerals is continuing the planning and preparation necessary to bring the Don Roman mill into production in 2013. At the same time, the Company is engaging in planning and preparation for the development of the district, by initially focusing on the mineralized structures that could serve as start-up mine feed for the Don Roman plant. The exploration work-plan, that is being developed, will be focusing on the consistency of material in an effort to maximize recovery at the plant. In addition, all work will be done in a 43-101 compliant manner, with a focus on completing a technical report that further defines mineralized structures to establish reserves.  This work will also support the expansion planning for increasing production later in 2013.

In addition to, and as a part of, development plans for the Don Roman district, during the second and third quarters of 2012, the Company also focused on plans to put the Champinon Iron Ore Project into production. Two benches were blasted, samples were assayed, and recovery work completed by Metcon Research. Site preparation, such as roadwork, retaining walls, pads, electrical panels, tailings pond, and scales were completed on time and within budget. Equipment was mobilized through a strategic alliance with a local company that was also contracted to provide equipment and buy the iron concentrate.

On March 15, 2013, a Settlement Agreement and Release was entered into whereas Tara Minerals assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary. Under this Transfer Agreement, Tara Minerals retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession.

On March 15, 2013, Tara Minerals expanded its holdings to include a U.S. based mining district, referred to as the Dixie Mining District of central Idaho, USA. To date, the land package consists of 6,721 acres of both patented and unpatented mining claims. The optioned claims include previously mined veins with historic sampling of the exposed outcrops averaging 14 grams/tonne of gold. Tara's initial focus is to assess the previously unmined veins for their near-term production potential. Tara's technical team has already begun the assessment process, which includes sampling and a detailed review of several historical underground mining levels. Tara has also initiated the process to acquire production related permits and explore processing options, including contracting processing to third parties.

Tara Gold will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order, Tara Gold’s common stock was removed from the Pink Sheets and until July 18, 2011 traded only on an unsolicited basis. As a result of the Commission’s ruling on July 18, 2011 (see Item 3 above), all trading in Tara Gold’s stock ceased. In 2012, Tara Gold successfully filed a Form 10 which cleared SEC comments November 31, 2012. To begin trading once again Tara Gold will engage in the 15c211 process with a market maker in 2013.

On May 25, 2011, Tara Gold distributed one share of Tara Minerals for every 20 issued and outstanding shares of Tara Gold.  Tara Gold plans to make additional distributions until all Tara Minerals’ shares held by Tara Gold have been distributed to Tara Gold’s shareholders. Once this is complete, Tara Gold will not have any interest in the properties owned by Tara Minerals or Adit.

As of the date of this filing, the Company is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.   Tara Gold and Tara Minerals are critically reviewing all properties for joint venture, option or sale opportunities.

Tara Gold does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources except for the possible future payments related to the sale of American Copper Mining which are disclosed in the financial statements below.

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

Off-Balance Sheet Arrangements

At December 31, 2012, Tara Gold had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.

Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2012 and 2011, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment, once a triggering event of any such instruments happens that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

Exploration expenses and Technical Data

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions.  When purchased for concessions without proven reserves, the cost is considered research and development pertaining to a developing mine and is expensed when incurred.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR
THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH DECEMBER 31, 2012

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

/s/ Wilson Morgan LLP

Irvine, California
April 13, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tara Gold Resources Corp.

We have audited the accompanying consolidated balance sheet of Tara Gold Resources Corp. as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and the period from inception (October 14, 1999) to December 31, 2012. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Tara Gold Resources Corp.from inception (October 14, 1999) to December 31, 2010 and 2011 were audited by other auditors whose reports dated April 15, 2011 and April 13, 2012 expressed unqualified opinions on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tara Gold Resources Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended  and the period from inception (October 14, 1999) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 15, 2013

3600 South Yosemite Street | Suite 600 | Denver, CO 80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 | www.starkcpas.com
An Independent Member of BKR International

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$957	$419
Other receivables, net	304	539
Due from related parties, net of due to	89	-
Deferred tax asset, current portion	3,323	4,041
Other current assets	54	117
Assets held for disposal, net	132	-
Total current assets	4,859	5,116

Property, plant, equipment, mine development, land and construction in progress, net	8,878	11,084
Mining deposits	27	29
Deferred tax asset, non-current portion	2,961	2,475
Other assets	25	222
Total assets	$16,750	$18,926

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,460	$2,858
Notes payable, current portion	1,114	2,607
Notes payable related party	-	100
Due to related parties, net of due from	-	156
Total current liabilities	4,574	5,721
Notes payable, non-current portion	722	69
Total liabilities	5,296	5,790

Iron Ore Properties financial instrument, net	600	570

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(22,720)	(19,620)
Accumulated other comprehensive loss	(377)	(446)
Total Tara Gold stockholders’ deficit	(12,207)	(9,176)
Non-controlling interest	23,061	21,742
Total stockholders’ equity	10,854	12,566
Total liabilities and stockholders’ equity	$16,750	$18,926

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share amounts)

	December 31, 2012	December 31, 2011	From Inception October 14, 1999 to December 31, 2012

Revenues
Revenue from website development and software	$-	$-	$168
Mining revenues	-	-	557
Total revenues	-	-	725
Cost of revenue	-	-	759
Gross margin	-	-	(34)
Exploration expenses	1,441	2,901	10,693
Operating, general, and administrative expenses	5,047	5,788	45,104
Net operating loss	(6,488)	(8,689)	(55,831)

Non-operating (income) expense:
Interest (income)	(32)	(31)	(375)
Interest expense	16	28	1,255
Settlement gain	-	-	(134)
Loss on extinguishment of debt, net	637	-	2,186
Gain on deconsolidation, dissolution and sale of joint venture interest	-	(100)	(21,036)
Loss on disposal of assets	2	4	405
Gain on acquisition of mining concession	-	-	(100)
Realized loss on the sale of marketable securities	-	389	5,099
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	(1,028)	(1,028)
Impairment of long lived asset	171	-	171
Other income	(2)	(20)	(1,347)
Total non-operating (income) loss	792	(758)	(15,101)
Loss before income taxes	(7,280)	(7,931)	(40,730)
Income tax benefit	727	3,585	6,629
Loss from continuing operations	(6,553)	(4,346)	(34,101)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	(1,021)
Gain from discontinued operations, net of tax	3,576	-	3,576

Net loss	(2,977)	(4,346)	(31,546)

Net loss attributable to non-controlling interest	(123)	1,786	8,826

Net loss attributable to Tara Gold’s shareholders	(3,100)	(2,560)	(22,720)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	69	68	(377)
Total comprehensive loss	$(3,031)	$(2,492)	$(23,097)

Net loss per share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Loss	Deficit

Balance at inception	-	$-	$-	$-	$-	$-

Issuance of common stock to Founders for cash	4,000,000	4	-	-	-	4

Net loss	-	-	-	(9)	-	(9)

Balance at December 31, 2000	4,000,000	4	-	(9)	-	(5)

Issuance of common stock in exchange for 100% of common stock of MerchantPark	1,500,000	2	(2)	-	-	-

Issuance of common stock for cash	2,491,583	2	152	-	-	154

Issuance of common stock for services	4,645,261	5	77	-	-	82

Issuance of common stock for 100% of shares of Caged Iron Technologies	2,000,000	2	101	-	-	103

Issuance of common stock issued for debt	459,000	-	46	-	-	46

Issuance of common stock issued for assets	3,064,556	3	301	-	-	304

Stock offering costs	-	-	(13)	-	-	(13)

Foreign currency translation gain	-	-	-	-	1	1

Net loss	-	-	-	(418)	-	(418)

Balance at December 31, 2001	18,160,400	$18	$662	$(427)	$1	$254

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2001	18,160,400	$18	$662	$(427)	$1	$254

Issuance of common stock for services	2,336,500	2	22	-	-	24

Issuance of common stock for debt	5,844,976	6	272	-	-	278

Issuance of common stock for cash	6,000,000	6	23	-	-	29

Net Loss	-	-	-	(677)	-	(677)

Balance at December 31, 2002	32,341,876	32	979	(1,104)	1	(92)

Issuance of common stock for cash	3,754,848	4	53	-	-	57

Issuance of common stock for debt	9,019,445	9	189	-	-	198

Net loss	-	-	-	(156)	-	(156)

Balance at December 31, 2003	45,116,169	$45	$1,221	$(1,260)	$1	$7

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)
(Continued)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2003	45,116,169	$45	$1,221	$(1,260)	$1	$7

Issuance of common stock for cash	2,807,000	3	161	-	-	164

Issuance of common stock for services	3,010,000	3	147	-	-	150

Stock cancelled	(1,200,000)	(1)	1	-	-	-

Share subscriptions received	-	-	-	-	-	148

Net loss	-	-	-	(373)	-	(373)

Balance at December 31, 2004	49,733,169	$50	$1,530	$(1,633)	$1	$96

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2004	49,733,169	$50	$1,530	$(1,633)	$1	$96

Issuance of common stock for services	6,472,984	6	273	-	-	279

Issuance of common stock for cash	13,506,001	14	431	-	-	445

Share subscriptions delivered	-	-	-	-	-	(113)

Common stock for mining concession finders’ fees	200,000	-	8	-	-	8

Warrants for mining concession finders’ fees	-	-	4	-	-	4

Beneficial conversion feature	-	-	207	-	-	207

Foreign currency translation loss	-	-	-	-	(7)	(7)

Net loss	-	-	-	(935)	-	(935)

Balance at December 31, 2005	69,912,154	$70	$2,453	$(2,568)	$(8)	$(16)

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)
(Continued)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2005	69,912,154	$70	$2,453	$(2,568)	$(8)	$(16)

Issuance of common stock for services	2,251,250	2	228	-	-	230

Issuance of common stock for cash	7,440,433	7	1,753	-	-	1,760

Share subscriptions delivered	634,615	1	41	-	-	7

Conversion of convertible debt to stock	3,700,000	4	187	-	-	191

Beneficial conversion feature	-	-	185	-	-	185

Foreign currency translation loss	-	-	-	-	(32)	(32)

Unrealized loss on investments	-	-	-	-	(449)	(449)

Net loss	-	-	-	361	-	361

Balance as of December 31, 2006	83,938,452	$84	$4,847	$(2,207)	$(487)	$2,237

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2006	83,938,452	$84	$4,847	$(2,207)	$(487)	$2,237

Issuance of common stock for services	600,000	1	607	-	-	608

Issuance of common stock for cash	2,217,500	2	885	-	-	887

Issuance of common stock for exercise of warrants and receipt of cash	4,443,333	4	2,249	-	-	2,253

Stock based compensation	-	-	1,164	-	-	1,164

Conversion of convertible debt to stock	2,316,667	2	67	-	-	69

Conversion of convertible debt to stock subscription and related settlement expense	-	-	-	-	-	342

Stock bonus payable	-	-	-	-	-	126

Stock issued for additional ownership interest in Amermin	1,500,000	2	598	-	-	600

Foreign currency translation gain	-	-	-	-	25	25

Unrealized loss on investments	-	-	-	-	(1,147)	(1,147)

Net loss	-	-	-	(2,441)	-	(2,441)

Balance as of December 31, 2007	95,015,952	$95	$10,417	$(4,648)	$(1,609)	$4,723

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance at December 31, 2007	95,015,952	$95	$10,417	$(4,648)	$(1,609)	$4,723

Issuance of common stock for services	175,000	-	67	-	-	67

Shares subscriptions delivered	1,150,000	1	467	-	-	-

Conversion of convertible debt to stock	5,654,167	6	184	-	-	190

Foreign currency translation gain	-	-	-	-	(637)	(637)

Unrealized loss on investments	-	-	-	-	978	978

Net income	-	-	-	5,795	-	5,795

Balance as of December 31, 2008	101,995,119	102	11,135	1,147	(1,268)	11,116

Issuance of common stock for services	800,000	1	1,040	-	-	1,041

Foreign currency translation gain	-	-	-	-	214	214

Unrealized loss on investments	-	-	-	-	618	618

Net loss	-	-	-	(4,440)	-	(4,440)

Balance as of December 31, 2009	102,795,119	$103	$12,175	$(3,293)	$(436)	$8,549

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
From inception (October 14, 1999) to December 31, 2012
 (In thousands of U.S. dollars, except share amounts)
 (Continued)

	Common Stock		Additional Paid-In	Accumulated Deficit During	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Exploration Stage	Deficit	Deficit

Balance as of December 31, 2009	102,795,119	$103	$12,175	$(3,293)	$(436)	$8,549

Foreign currency translation loss	-	-	-	-	(78)	(78)

Net loss	-	-	-	(13,767)	-	(13,767)

Balance as of December 31, 2010	102,795,119	$103	$12,175	$(17,060)	$(514)	$(5,296)

Dividend of Tara Minerals shares	-	-	(1,388)	-	-	(1,388)

Foreign currency translation gain	-	-	-	-	68	68

Net loss	-	-	-	(2,560)	-	(2,560)

Balance as of December 31, 2011	102,795,119	$103	$10,787	$(19,620)	$(446)	$(9,176)

Foreign currency translation gain	-	-	-	-	69	69

Net loss	-	-	-	(3,100)	-	(3,100)

Balance as of December 31, 2012	102,795,119	$103	$10,787	$(22,720)	$(377)	$(12,207)

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of U.S. Dollars)

	December 31, 2012	December 31, 2011	From Inception October 14, 1999 to December 31, 2012

Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(3,100)	$(2,560)	$(22,720)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	305	298	1,272
Allowance for doubtful accounts	870	492	3,999
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	(100)	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Loss on conversion of debt to subsidiary’s common stock	-	-	783
Loss on debt due to extinguishment and conversion	637	-	1,383
Gain from discontinued operations, net of tax	(3,576)	-	(2,575)
Deferred tax asset, net	(727)	(3,585)	(7,243)
Non-controlling interest in net loss of consolidated subsidiaries	123	(1,786)	(8,826)
Amortization of beneficial conversion	-	-	650
Loss on the disposal of assets	-	4	222
Realized loss on the sale of marketable securities	-	389	4,993
Common stock of subsidiary issued and option valuation for services	167	417	6,627
Subsidiaries’ stock based compensation and stock bonuses	675	852	9,140
Exploration expenses paid with stock of subsidiaries	430	2,492	4,146
Lawsuit settlement payable in stock	-	-	315
Cancellation of common stock for settlement (Tara Minerals)	-	-	(750)
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	(1,028)	(1,028)
Impairment of long lived asset	171	-	171
Other	23	72	153
Changes in current operating assets and liabilities:
Other receivables	(630)	(10)	(1,677)
Other assets	111	(51)	(874)
Accounts payable and accrued expenses	(1,230)	315	2,158
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(5,751)	(3,789)	(27,711)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	(563)	(6)	(3,812)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	-	44	731
Purchase of mining concession	-	(30)	159
Mining deposits	2	(181)	(179)
Loans to unrelated third parties	-	-	(380)
Proceeds from the sale of American Copper Mining	7,500	-	7,500
Investment in American Copper Mining in 2012	(33)	-	(33)
Other	-	-	(6)
Net cash provided by (used in) investing activities	6,906	(173)	10,302

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of U.S. Dollars)
 (Continued)

	December 31, 2012	December 31, 2011	From Inception October 14, 1999 to December 31, 2012

Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	-	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(741)	(135)	(11,654)
Payments toward notes payable, related party	(100)	-	(100)
Change in due to/from related parties, net	(252)	(103)	23
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	357	3,508	12,826
Payments from joint venture partners	-	100	10,020
Cash from the sale of common stock	-	-	5,753
Iron Ore Properties financial instrument	50	750	800
Other	-	-	(9)
Net cash (used in) provided by financing activities	(686)	4,120	18,339

Effect of exchange rate changes on cash	69	68	27

Net increase	538	226	957
Cash, beginning of period	419	193	-
Cash, end of period	$957	$419	$957

Supplemental Information:
Interest paid	$22	$101	$961
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$-	$(49)	$1,292
Issuance of common stock for assets	$-	$-	$304
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$2,147	$(1,311)	$20,333
Beneficial conversion feature, convertible debt, related and nonrelated party	$-	$-	$391
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$348	$(192)	$1,564
Purchase of property, equipment and assets with debt	$-	$49	$1,833
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$22	$69	$433
Beneficial conversion feature, financial instrument	$20	$180	$200
Reclassification of mining deposit to mining concession paid by debt	$175	$-	$175
Subsidiary common stock for prepaid services	$-	$417	$-
Reclassification of assets held for disposal, net	$132	$-	$132
Other	$-	$-	$90

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Tara Gold Resources, Corp. (“Tara Gold”) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group. By special resolution of the shareholders, the Company changed its name to Tara Gold Resources, Corp. on February 9, 2006.

In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V., a Mexican corporation. Tara Minerals also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Tara Gold’s operations in Mexico are conducted through Amermin and American Metal Mining since Mexican law provides that only Mexican corporations are allowed to own mining properties. All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries. As of December 31, 2012, Tara Gold owned approximately 52% of the outstanding common stock of Tara Minerals.

Tara Gold focuses primarily on gold mining concessions. Tara Minerals’ primary focus is also on gold and silver, as well as industrial minerals, copper, lead, zinc, iron and other associated metals.

On April 4, 2012, Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“ACM”) to Yamana Mexico Holdings B.V. (“Yamana”).  ACM’s primary asset was the Picacho Groupings.

On May 25, 2011, Tara Gold began the distribution of its shares in Tara Minerals to its shareholders. Tara Gold distributed one share of Tara Minerals for every 20 outstanding shares of Tara Gold. Additional distributions will be made until all Tara Minerals shares held by Tara Gold are distributed to Tara Gold’s shareholders.

Following the distribution of the shares of Tara Minerals, Tara Gold will not have any interest in the properties owned by Tara Minerals or Adit.

Once the distribution of the Tara Minerals shares has been completed, both Tara Gold and Tara Minerals will continue their efforts to develop mining properties that are thought to contain commercial quantities of gold, silver and other minerals.

The Company currently has limited operations and, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic, is considered an Exploration Stage Company.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Tara Gold Resources Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Variable interest entities (“VIE”) over which control is achieved through means other than voting rights and we are considered the primary beneficiary would be included in our consolidated financial statements in those periods in which this applies.  When the Company is the primary beneficiary of the VIE consolidates the entity if control is achieved through means other than voting rights such as certain capital structures and contractual relationships.  At December 31, 2012 and 2011 the Company has no joint ventures or VIEs.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reporting currency of the Company, Tara Minerals and Adit is the U.S. dollar.  The functional currency of Amermin, AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded as other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the year ended December 31, 2012 and 2011. Mexican pesos per one U.S. dollar:

	December 31, 2012
Current exchange rate	Ps.	12.9880
Weighted average exchange rate for year ended	Ps.	12.8204

	December 31, 2011
Current exchange rate	Ps.	13.9787
Weighted average exchange rate for year ended	Ps.	12.4300

The Company’s significant accounting policies are:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current year presentation.

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and December 31, 2011.

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

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for interest bearing accounts. The Company had two and no bank accounts in excess of $250,000, at December 31, 2012 and 2011, respectively. The Company has not experienced any losses in these accounts.

Recoverable Value-Added Taxes (IVA) and Allowance for Doubtful Accounts

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.

Each period, receivables are reviewed for collectability.  When a receivable has doubtful collectability we allow for the receivable until we are either assured of collection (and reverse the allowance) or assured that a write-off is necessary.  Our allowance in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes.

	December 31, 2012	December 31, 2011
	(In thousands of U.S. Dollars)

Allowance – recoverable value-added taxes	$2,829	$2,495
Allowance – other receivables	364	7
Total	$3,193	$2,502

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2012 and 2011, respectively, no indications of impairment existed.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, once a triggering event of any such instruments happens that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity in accordance  with the Distinguishing Liabilities from Equity Topic of the FASB ASC, consulted for temporary treatment.

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2012 or 2011.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Exploration expenses and Technical Data

Exploration costs not directly associated with proven reserves on our mining concessions are charged to operations as incurred.

Technical data, including engineering reports, maps, assessment reports, exploration samples certificates, surveys, environmental studies and other miscellaneous information, may be purchased for our mining concessions.  When purchased for concessions without proven reserves, the cost is considered research and development pertaining to a developing mine and is expensed when incurred.

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

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee’s Topic of the FASB ASC, which establishes standards for the accounting  of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine, at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise), whichever is more readily determinable.

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

Comprehensive Gain (Loss)

Total accumulated comprehensive gain (loss) and the components of accumulated other comprehensive gain (loss) are presented in the Consolidated Statement of Shareholders’ Equity. Accumulated other comprehensive gain (loss) is composed of foreign currency translation adjustment effects.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2012 and 2011, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Recently adopted and recently issued accounting guidance

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update delays the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2013.

In February 2013, the FASB issued amended disclosure requirements for amounts classified out of other comprehensive income to improve the transparency of reporting these reclassifications (ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income). The amended guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amended guidance is effective for reporting periods beginning after December 15, 2012. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Assets held for disposal, net

Pirita

In June 2009, the Company acquired “Pirita” from an independent third party for effective purchase price of $250,000, $50,000 were paid cash and $230,000 were financed, plus value-added tax of $30,000. As of December 31, 2012 the remaining notes payable are $174,000, including applicable value-added tax.

As of December 31, 2012, the Company was in negotiations to amend its agreements relating to the Pirita Prospect which may include the termination of this acquisition agreement and the return of the property, or other disposal. Per the contract, the Company can only return the property if it is in good standing, which requires that all taxes must be paid and the property must be clear of any liabilities.  As of December 31, 2012, the Company had not paid the property taxes associated with this prospect and reclassified the net amount of $76,000 related to the Pirita to assets held for disposal, net.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Las Viboras Dos

On July 2011, the Company acquired “Las Viboras Dos” from an independent third party for an effective purchase price of $188,094, plus value-added tax of $30,095.  The purchase price was financed and has a balance at December 31, 2011 of $234,832, including applicable value-added tax. As of December 31, 2012, the Company is in the process of terminating this acquisition agreement and the return of the property, or other disposal and has reclassified the net amount of ($46,738) related to the Las Viboras Dos to assets held for disposal, net.

Auriferos

In March 2008 Tara Gold obtained the Auriferos V Fraccion 1 and 2 Prospects (“Auriferos”) after a joint venture agreement was terminated.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to the Las Minitas Prospect would revert to Tara Gold.

As of December 31, 2012, the Company is in the process of terminating this acquisition agreement and the return of the property, or other disposal and has reclassified the net amount of $100,000 related to the Auriferos to assets held for disposal, net.

Las Brisas

Tara Gold acquired the Las Brisas Prospect in August 2007 for an effective purchase price of $3,134, plus $391 of value-added tax.

As of December 31, 2012, the Company is in the process of terminating this acquisition agreement and the return of the property, or other disposal and has reclassified the net amount of $3,134 related to Las Brisas to assets held for disposal, net.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Property, plant, equipment, mine development, land and construction in progress, net

	December 31, 2012	December 31, 2011
	(In thousands of U.S. Dollars)

Land	$20	$20

La Currita	1,253	1,253
Las Minitas (a)	-	2,412
Auriferos (See Note 2)	-	100
Mariana and Mezquite (b)	-	171
Las Brisas (See Note 2)	-	3
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario (c)	636	636
La Verde (d)	60	60
La Palma (e)	80	80
Pirita (See Note 2)	-	250
Las Viboras Dos (See Note 2)	-	188
Champinon (f)	2,154	-
Picacho and Picacho Fractions (g)	-	1,457
Mining concessions	5,533	7,960

Construction in progress	269	-
Property, plant and equipment	3,982	3,751
	9,804	11,731
Less – accumulated depreciation	(926)	(647)
	$8,878	$11,084

Las Minitas, Auriferos, Mariana and Mezquite, and Las Brisas properties are located in Mexico in close proximity to each other.

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions I, II and III properties are located in Mexico and are known as the Picacho Groupings.

a.	In March 2006, the Company acquired “Las Minitas” from an independent third party for an effective purchase price of $2,427,403, plus $340,000 in value-added tax.

No payments toward this property have been made since February 2008 and in November 2012, the Company terminated the purchase agreement and returned the property to its original owner, recognizing a loss of $636,517 on the extinguishment of debt.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b.
In March 2008, Pershimco Resources transferred the mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations transferred to Tara Gold when Pershimco transferred Mariana and Mezquite were remaining debt payments of $190,000, which include value-added taxes of $25,907.  The effective purchase price of this property is $171,451, plus value-added taxes.

As of December 31, 2012, the remaining notes payable on the property are $150,000, including applicable value-added tax.

As of December 31, 2012, Tara Gold could not determine that the note holder or Tara Gold had title to this property and has impaired the property.  As of December 31, 2012, Tara Gold was in negotiations to amend its agreements with all vendors relating to the Mariana and Mesquite Prospect and remove the related notes payable.

c.	In November 2008, the Company acquired “Centenario” from an independent third party. The property was purchased for an effective purchase price of $635,571, plus value-added taxes.

In June 2009, the Company and the note holder modified the initial agreement to 1) revalue the entire Centenario concession to $2,000,000, 2) apply $127,000 toward the purchase price which had already been paid and recorded as a mining deposit, and 3) apply $197,956 toward the new price of the concession which was originally paid by another subsidiary of Tara Gold.  These changes resulted in the following 1) additional debt of $28,044 plus related value-added tax for these concessions, 2) the reduction of the amount of the mining deposit of $127,000, 3) an expense of $6,000 that AMM also paid but which was not included in the revaluation of the concession, and 4) the increase in Due to Related Party of $197,956 plus related value-added tax.

In March 2011, the Company and the note holder agreed to reduce the purchase price of the Centenario concession to $635,571. These changes resulted in the following: 1) decreased debt by $1,310,974; and 2) decreased recoverable value-added taxes by $218,309. At March 31, 2011, the amended purchase price of $635,571 was paid in full.

In March 2011, the Company purchased technical data pertaining to Centenario from the former owner for 603,044 shares of Tara Minerals’ common stock and $100,000 cash. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Mineral’s common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $932,000.  The shares were issued as follows: 416,100 (2011) and 186,944 (2012).

d.
On April 2011, the Company acquired “La Verde” from an independent third party for $60,000, plus value-added taxes of $9,600.  The Company paid $30,000 as a deposit for the concession mining deposit in 2010 which was applied to the effective price of the property and the remaining balance was paid in 2011.

In April 2011, the Company purchased technical data pertaining to the La Verde from the former owner for 536,232 shares of Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $740,000. The shares were issued as follows: 370,000 (2011) and 166,232 (2012).

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

e.
In March 2011, the Company acquired “La Palma” from an independent third party for an effective purchase price of $80,000, plus value-added taxes of $12,800. The purchase price was paid in full in 2011.

In March 2011, the Company purchased technical data pertaining to the La Palma from the former owner for 666,667 shares of the Tara Minerals’ common stock. The parties agreed that the value of the stock for the technical data was $2.00 per share for Tara Minerals’ common stock and the Company guaranteed the stock price of $2.00.  As such, the shares have been recognized at the full contract amount of $920,000. The shares were issued as follows: 460,000 (2011) and 206,667 (2012).

f.
In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) in exchange for royalty payments based on production. From September 2011 to April 2012, the Company paid $235,000, plus $38,000 in value-added taxes in advances against royalty payments.

In May, 2012, the Company terminated the lease agreement for Champinon and entered into a new agreement to acquire the property for an effective purchase price of $2,175,000, plus $348,000 in value-added taxes. The advances against royalty payments made before the lease agreement was terminated were applied against the effective purchase of the Iron Ore Project.

The resulting outstanding debt payment schedule, including applicable value added taxes, is as follow:

2013	$947,334
2014	696,000
Total	$1,643,334

In accordance with the Interest Topic of FASB ASC, the note payable amount of $2,175,000 has been discounted using the incremental borrowing rate of 1.30%. As of December 31, 2012, the present value of future payments toward the notes payable on the contract is as follows:

	Debt	IVA	Total

Total remaining debt	$1,416,667	$226,667	$1,643,334
Imputed interest	(21,307)	-	(21,307)
Present value of debt	$1,395,360	$226,667	$1,622,027

In May 2012, the Company purchased technical data pertaining to Champinon from the former owner for 500,000 shares of Tara Mineral’s common stock valued at $430,000.

g.	On April 2012 the Company sold ACM to Yamana. ACM’s primary asset was the Picacho Groupings (see Note 13).

Other Mining Commitments

Tania Iron Ore Project

The Company leased the Tania Iron Ore Project in May 2011 for royalty payments based on production.

The Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. The Company had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter. The Company has paid $100,000 against future royalty payments.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Mina Godinez

In July 2010, the Company entered into a joint venture agreement whereby third parties would contribute 100% of the mining rights to the concession “Mina Godinez” and Tara Minerals would have the exclusive rights to manage, operate, explore and exploit the concession. Through 2011 and through January 18, 2012, when the joint venture was terminated, there were no transactions associated with this joint venture.

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

In 2011, the Company paid a $100,000 advance to the Tania Iron Ore Property vendor, against future royalty payments and $175,000 to the subcontractor at the Tania Iron Ore Property for property improvements.  Although the Company is seeking the return of the $175,000 from the subcontractor for non-performance, a full allowance for the receivable has been recognized at December 31, 2012.

As of December 31, 2012 and December 31, 2011, respectively, the Company’s other current assets consisted of prepaid expenses of $54,020 and $116,500.

As of December 31, 2012 and December 31, 2011, respectively, the Company’s other assets had no advances and $175,000 towards the Champinon lease (see Note 2), security deposits of $24,581 and $32,752 and no goodwill and $12,028 (see Note 13 for the Sale of American Copper Mining).

Note 5.	Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexican jurisdictions. In the U.S., Tara Gold files a standalone return; Tara Minerals and Adit file a consolidated tax return. In Mexico, Amermin and AMM file standalone tax returns, which were filed March 27, 2013. The U.S. returns for 2012 will be filed after the filing of these financial statements. No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for January – December 2011.

Amermin’s 2007 tax return has been audited by the Mexican government, with their corresponding report dated January 13, 2011. An appeal to this report was filed March 10, 2011, but in conjunction with the sale of American Copper Mining in 2012, the Company paid the related lien and is taking action necessary towards seeking a refund from the Mexican tax authorities. The Company remains confident of a successful outcome of the refund as Amermin’s records indicate that, at the time of notification, all applicable taxes due from Amermin had been paid and the ownership of the Picacho property had been renegotiated to American Copper Mining with all related taxes payable by American Copper Mining having been paid. However, due to the length of time it takes for release of any refund, the Company has not reflected this refund as a receivable.

The provision for federal and state income taxes for the year ended December 31, 2012 includes elements of Tara Gold as a separate filing entity, Tara Minerals and Adit as a consolidated filing entity, and AMM and Amermin (Mexico Companies) as separate filing entities.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2012 and since inception income tax benefit, net of tax associated with discontinued operations, is as follows (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-	$-
Deferred asset (liability) - total	868	6,284	2,523	9,675
Valuation allowance	(868)	-	(2,523)	(3,391)
Income tax benefit, since inception	$-	$6,284	$-	$6,284

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

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:
•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for federal income tax purposes.
•	A carryforward of a net operating loss.

At December 31, 2012, total deferred tax assets and deferred tax liabilities are as follows (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
Deferred tax asset – current	$868	$3,323	$-	$4,191
Deferred tax asset – non-current	-	2,961	2,523	5,484
Total deferred tax asset	868	6,284	2,523	9,675

Deferred tax liability – current	-	-	-	-
Deferred tax liability – non-current	-	-	-	-
Total deferred tax liability	-	-	-	-

Valuation allowance	(868)	-	(2,523)	(3,391)
Net deferred tax asset (liability)	$-	$6,284	$-	$6,284

Net operating losses generated in the U.S. may only be used to offset income generated in the U.S.  Tara Gold has a net operating loss in the U.S. of approximately $691,000 with an estimated tax benefit of $242,000. For Tara Gold, the current year net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years. Tara Minerals does not have a net operating loss in the current year due to the sale of ACM. However, Tara Minerals did have net operating losses from previous years which were offset by the gains recognized on the sale of ACM which resulted in remaining net operation losses of approximately $9,140,000 and a remaining estimated deferred tax benefit of $6,284,000.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. Amermin does not have a net operating loss in the current year due to foreign currency translation gains that are beyond the control of the Company and therefore not realiably estimatable for deferred tax purposes. Amermin did have net operating losses from previous years which were offset by the profit recognized from the translation gains which resulted in remaining net operation losses of approximately $1,193,000 and a remaining estimated deferred tax benefit of $358,000. AMM has a net operating loss in Mexico of approximately $1,468,000 with an estimated deferred tax benefit of $440,000. The net operating losses and estimated tax benefits have been added to net operating losses and tax benefits from previous years.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for Tara Gold and all Mexico subsidiaries at December 31, 2012.

Net operating losses expire as follows (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
December 31, 2029	$879	$-	$-	$879
December 31, 2030	270	6,810	4,169	11,249
December 31, 2031	657	2,330	1,775	4,762
December 31, 2032	674	-	1,468	2,142
Total net operating loss	$2,480	$9,140	$7,412	$19,032

Per the U.S. Internal Revenue Code Section 382, in the event of a change of ownership, the availability of the Company’s net operating losses carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows (in thousands of U.S. dollars):

	2012
	Amount	Percentage
Statutory federal tax rate	$(2,542)	(35.0%)
Temporary differences
Net operating loss	236	3.3%
Net operating loss carrryforward	632	8.7%
Valuation allowance for Mexico	947	13.0%
Tax benefit at effective rate	$(727)	(10.0%)

Note 6.	Note Payable

The following table represents the outstanding balance of notes payable.

	December 31, 2012	December 31, 2011
	(In thousands of U.S. Dollars)

Mining concessions	$1,772	$2,579
Auto loans	64	97
Related party	-	100
	1,836	2,776
Less – current portion	(1,114)	(2,707)
Non-current portion	$722	$69

See Note 2 above for notes payable relating to mining concessions and Note 6 for notes payable, related party.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, AMM financed the purchase of five trucks and one car to be used in operations for $128,750.  During the year ended December 31, 2011, one of the vehicles purchased in 2010 was stolen, the insurance claim was processed, and the note payable and the fixed asset removed.  Also in 2011, AMM financed the purchase of one truck to be used in operations for $48,491. Notes payable interest rates range between 13.5% and 14.5%; notes payable mature between August 2014 and June 2015. As of December 31, 2012 and 2011 the outstanding balance of the loans was $63,793 and $96,762, respectively.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars):

	2013	2014	2015	2016	2017	Total

Mining concessions	$1,082	$690	$-	$-	$-	$1,772
Auto loans	32	26	6	-	-	64
Total	$1,114	$716	$6	$-	$-	$1,836

Note 7.	Related Party Transactions

Due to related parties, net of due from related parties consisted of:

	December 31, 2012	December 31, 2011
	(In thousands of U.S. Dollars)

Due to related parties	$(980)	$(1,168)
Due from related parties	1,069	1,012
Notes payable related party	-	(100)
	$89	$(256)

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

On July 28, 2010, Adit borrowed $100,000 from an officer of Adit. The note had interest of 3.25% per year. As of June 30, 2012, the note was paid in full.
The following are intercompany transactions that eliminate during the consolidation of these financial statements:

Tara Minerals is a subsidiary of Tara Gold Resources Corp. In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made the arrangements to purchase the Pilar, Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and sold the concessions to Tara Minerals. At December 31, 2012 Amermin has paid the original note holder in full and Tara Minerals owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of December 31, 2012, Amermin loaned Tara Minerals $994,197 at 0% interest, due on demand.

As of December 31, 2012, Tara Minerals paid in full the 0% interest and due on demand $568,645 loan from Tara Gold.

As of December 31, 2012, Tara Minerals loaned Tara Gold $876,650 at 0% interest, due on demand.

In July 2009, Adit issued Tara Minerals a promissory note in the principal amount of $650,000 to compensate Tara Minerals for its down payment toward the purchase price of Picacho mentioned in Note 2 (d) above and to reimburse Tara Minerals for other amounts advanced on behalf of Adit.   As of December 31, 2012 Adit had paid Tara Minerals in full.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2010, Adit acquired technical data pertaining to Picacho.  Adit paid for the Company’s shares used in the acquisition by means of a note in the principal amount of $1,750,000.  As of December 31, 2012 Adit paid Tara Minerals in full.

During 2012, Tara Minerals issued Adit six promissory notes in the principal amount of $4,286,663. The notes are unsecured, bear interest at prime rate plus 3.25% per year and are due and payable between May and December 2013. As of December 31, 2012 Tara Minerals owed Adit $4,409,801 in interest and principal.

On May 2011, Amermin sold the property known as “Picacho Fractions I, II and III” to Tara Minerals for $163,793 plus value added taxes of $26,207, financed at LIBOR plus 3.25%. As of December 31, 2012, Tara Minerals had paid Amermin in full.

Note 8.	Iron Ore Properties and Related Financial Instrument

The Company raised $750,000 (2011) and $50,000 (2012), for a total of $800,000 through a financial instrument to fund potential Iron Ore Properties. A portion of the funds will be used to secure appropriate environmental permits, export permits, and recovery process engineering. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock has not been issued and this is not a debt instrument, the amount raised has been treated as a temporary financing instrument until such time as changes require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000 (2011) and $20,000 (2012), for a total of $200,000. Once a triggering event takes place the beneficial conversion feature accounting will follow the treatment of debt or equity.

Note 9.	Stockholders’ Equity

The authorized common stock of the Company consists of 150,000,000 shares with par value of $0.001.

During the years ended December 31, 2012 and 2011, respectively, the Company did not have stock transactions.

As of December 31, 2012 and 2011, respectively, the Company had 102,795,119 shares of common stock issued and outstanding.

Note 10.	Non-Controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations.  Cumulative results of these activities results in:

	December 31, 2012	December 31, 2011
	(In thousands of U.S. Dollars)

Common stock for cash	$15,241	$14,784
Common stock for services	5,626	5,522
Stock based compensation	5,556	4,881
Loan conversion plus accrued interest	1,342	1,342
Exploration expenses paid for in subsidiary common stock	4,146	3,716
Cumulative net loss attributable to non-controlling interest	(8,521)	(8,644)
Treasury stock	(500)	-
Other non-controlling interests	171	141
Total non-controlling interest	$23,061	$21,742

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity as of December 31, 2012 and changes during the period then ended is presented below (in thousands of U.S. dollars):

Outstanding at December 31, 2010	$15,618
Common stock for cash	3,453
Common stock for services	518
Stock based compensation	852
Exploration expenses paid for in subsidiary common stock	2,492
Tara Gold Dividend	360
Other	235
Net loss attributable to non-controlling interest	(1,786)
Non-controlling interest at December 31, 2011	21,742
Common stock for cash	457
Common stock for services	54
Stock based compensation	675
Exploration expenses paid for in subsidiary common stock	430
Stock payable for prepaid services	50
Other	30
Net income attributable to non-controlling interest	123
Treasury stock	(500)
Non-controlling interest at December 31, 2012	$23,061

Note 11.	Options and Warrants

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following stock option plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In January 2010, under its Incentive Stock Option Plan Tara Minerals’ granted two of its officer’s options for the purchase of 750,000 shares of common stock. In May 2011, the options were cancelled and Tara Minerals’ concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.58 per share and vest at various dates until May 2013. The options expire at various dates beginning May 2013.  In accordance with the Stock Compensation Topic of the  FASB ASC, Tara Minerals’ has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested in association with this transaction were valued at $493,384 (2011) and $244,865 (2012).

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

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2010, Tara Minerals’ granted options for 200,000 shares of common stock to an unrelated third party for investor relations services. The options have an exercise price of $1.00 per share, vest between September 2010 and March 2011, and expire two years from the date of vesting. In September 2012, the options’ were extended to expire 5 years from the date of vesting, expiring between September 2015 and March 2016. In accordance with the Stock Compensation Topic of the FASB ASC, Tara Minerals’ has analyzed the extension of the award and determined that there was no further incremental compensation cost. The options that vested in 2011 associated with this transaction were valued at $36,353; 2010 vesting was valued at $145,412.

In March 2012, Tara Minerals sold 594,000 units in a private offering for $297,000 in cash, or $0.50 per unit. Each unit consisted of one share of Tara Minerals’ common stock, and one warrant. Each warrant entitles the holder to purchase one share of Tara Minerals’ common stock at a price of $1.00 per share at or any time before December 31, 2012.  The shares and warrants were issued in April 2012. No warrants were exercised prior to expiration.

In June 2012, Tara Minerals granted options for 200,000 shares of common stock to an unrelated third party for corporate development consulting services. The options had an exercise price of $0.05 per share, vested immediately and were exercised by June 30, 2012.  The option valuation for this transaction was $110,000.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following stock option plans which have not been registered:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In October 2009, Adit granted four of its officer’s options under its Nonqualified Stock Option Plan for the purchase of 1,000,000 shares of common stock. The options have an exercise price of $0.05 per share; the options will vest at a rate of 20% per year; the first set of options vested on October 28, 2010 and is scheduled to expire on November 15, 2015.  The options that vested in 2011 and 2010 were valued at $134,979 each year. In October 2012, all remaining options under the October 2009 grant were cancelled due to the sale of the sole mining concession of Adit. Due to the cancellation, the Company immediately recognized a $429,924 stock compensation expense.

In October 2009, Adit granted four of its officer’s bonus shares under its Stock Bonus Plan for 475,000 shares; 50% of the shares vested on October 28, 2010 and the remaining 50% vested on October 28, 2011.  The stock bonuses were valued at $187,500 each year.

There were no issuances of instruments under the Adit plans in 2012.

The fair value of each option/warrant award discussed above is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from Tara Minerals’ traded common stock. The expected term of options granted is estimated at half of the contractual term as noted in the individual option/warrant agreements and represents the period of time that management anticipates option/warrants granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the estimated term of the options.  Historically the Company has had no forfeitures of options or warrants, therefore, the Company uses a zero forfeiture rate.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012	December 31, 2011
Expected volatility	104.82% - 131.10%	98.06% - 163.11%
Weighted-average volatility	117.96%	143.46%
Expected dividends	0	0
Expected term (in years)	1.00	1.50
Risk-free rate	0.05% - 0.14%	0.58%

A summary of option activity under the Plans as of December 31, 2012 and 2011,  and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,630,000	$0.49
Granted	750,000	0.58
Exercised	(1,100,000)	0.05
Forfeited, expired or cancelled	(930,000)	1.52
Outstanding at December 31, 2011	3,350,000	$0.69	3.0	$ 1,409
Granted	200,000	0.05
Exercised	(200,000)	0.05
Forfeited, expired or cancelled	(600,000)	-
Outstanding at December 31, 2012	2,750,000	$0.34	3.0	$1,000
Exercisable at December 31, 2012	2,590,000	$0.41	3.0	$981

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,475,000	$1.37
Granted	750,000	0.58
Vested	(590,000)	0.79
Forfeited, expired or cancelled	(625,000)	1.57
Non-vested at December 31, 2011	1,010,000	$1.08
Granted	200,000	0.05
Vested	(450,000)	0.32
Forfeited, expired or cancelled	(600,000)	-
Non-vested at December 31, 2012	160,000	$0.48

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity as of December 31, 2012 and 2011, and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,271,999	$0.73
Granted	4,346,715	0.87
Exercised	(1,220,633)	0.97
Forfeited, cancelled or expired	(5,000)	0.40	1.5	$1,248
Outstanding at December 31, 2011	7,393,081	$0.89
Granted	594,000	1.00
Exercised	(125,000)	0.40
Forfeited, cancelled or expired	(5,073,748)	0.51
Outstanding at December 31, 2012	2,788,333	$1.38	1.0	$-
Exercisable at December 31, 2012	2,788,333	$1.38	1.0	$-

All warrants vest upon issuance.

Note 12.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2012
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$600	$-	$(200)	$800

	Fair Value at December 31, 2011
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$570	$-	$(180)	$750

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012:

Iron Ore Properties Financial Instrument
Beginning balance	$750
Additions	50
Ending balance	$800
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 13.	Sale of American Copper Mining

On April 4, 2012 Adit Resources Corp. sold its subsidiary, American Copper Mining S.A. de C.V. (“American Copper”) to Yamana Mexico Holdings B.V. (“Yamana”). American Copper’s primary asset is the Picacho groupings.

As consideration for the sale of American Copper, Yamana paid or agreed to pay Adit the following, in U.S. dollars:

•	$7.5 million, minus approximately $780,000 (the amount required to pay the Mexican government to release its tax lien on the Property), was deposited into an escrow account and released May 25, 2012;
•	$9.8 million scheduled to be released on May 25, 2013;
•
During the period ending on May 25, 2017, Yamana will pay $1.0 million for every 100,000 ounces of gold, (whether proved, measured or inferred) (as defined by Canadian Securities Administrators National Instrument 43-101) discovered on the Picacho Groupings. If no gold is discovered on the Picacho Groupings by May 25, 2015, Yamana will make an advance payment of $3 million. Yamana’s maximum payment under this provision of the sale agreement, is $14 million; and,

•	$4.3 million on May 25, 2018.

Yamana Gold Inc. effectively surrendered 500,000 Adit common shares, and warrants to purchase an additional 250,000 Adit common shares, upon the execution of the sale agreement.

Yamana has the option to terminate the sale agreement within ten business days prior to May 25, 2013 for any reason. If the sale agreement is terminated, Yamana will be required to return the capital stock of American Copper and the underlying property to the Company in good standing.

Gain from discontinued operations, net of tax was calculated as the followed on the date of sale (in thousands of U.S. dollars):

Other receivables, net	$24
Other current assets	10
Goodwill	12
Fixed assets, net of accumulated depreciation	4
Mining concessions	1,456
Fair market value of net assets	$1,506

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair value of consideration received:
Cash	$7,500
Treasury Stock	500
Fair market value of net assets	(1,506)
Gain on deconsolidation of subsidiary	6,494
Loss on discontinued operations	(58)
Tax expense	(2,860)
Gain from discontinued operations, net of tax	$3,576

Note 14.	Subsequent Events

a.	January 2013, Tara Minerals entered into an agreement to purchase the Dixie Mining District, Idaho, United States.

b.
January 2013, Tara Minerals entered into conversion agreements of the Iron Ore instruments to convert their instrument to 1,600,000 shares of common stock, 300,000 shares of common stock were issued as of April 15, 2013.

c.	February 2013, Tara Minerals issued 190,000 shares of common stock, valued at $53,200 or $0.28 a share for services rendered.

d.	As of April 15, 2013, Tara Minerals received $700,000 for 3,500,000 shares of common stock subscribed under a private placement with independent parties.

On March 15, 2013, a Settlement Agreement and Release (“Agreement”) was entered into by and among Tara Minerals Corp. (“TARM”), American Metal Mining, S.A. de C.V. (“AMM”) (TARM and AMM, referred to as “the Company”), Jeffrey Holt, Tom Claridge, Steve Eady, Carnegie Mining and Exploration, Inc. (“CMEI”), CME Operations, LLC (“CME”)(CMEI and CME , referred to as “Carnegie”), Harsco Corporation, and Pittsburgh Mineral & Environmental Technology, Inc.   In exchange for Carnegie’s acknowledgement that it has no rights under the Option, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. On March 22, 2013, the 500,000 restricted shares were issued. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Tara Gold’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Tara Gold’s principal executive officer and principal financial officer and implemented by Tara Gold’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Tara Gold’s financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Tara Gold’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Tara Gold’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Tara Gold’s management concluded that Tara Gold’s internal control over financial reporting was effective as of December 31, 2012.

There was no change in Tara Gold’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Tara Gold’s internal control over financial reporting.

 Item 9B.  Other Information.

Not applicable.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names of our directors, executive officers and certain significant employees and their ages, positions and biographical information as of the date of this report. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Age	Position

Francis R. Biscan, Jr.	52	President, Chief Executive Officer and Director
David Barefoot	48	Director, Chief Operating Officer
Lynda R. Keeton-Cardno	41	Chief Financial Officer, Secretary and Treasurer

Francis R. Biscan, Jr., Chief Executive Officer.  Mr. Biscan has been an officer and director of Tara Gold since May 2003.  Between 1997 and August 2003 Mr. Biscan was an independent financial consultant, providing advice to public and private companies in the areas of capital formation and mergers and acquisitions.  Mr. Biscan has also been an officer and director of Tara Minerals’ since May 2006 and an officer and director of Adit since June 2009.

David Barefoot, Director and Chief Operating Officer.  Mr. Barefoot has been an officer of Tara Gold and Tara Minerals since August 2011, and a director of Tara Gold and Tara Minerals since February 2013.  On August 9, 2011, David Barefoot was appointed as the Company’s Chief Operating Officer.  Since becoming the Company’s Chief Operating Officer, Mr. Barefoot has been an integral part of streamlining the Company and overall strategy development with regards to advancing the Company's portfolio of properties. Working closely with the CEO, he continues to build and manage the strengths of the Company's team in the U.S. and Mexico.  For the past 26 years, Mr. Barefoot has been a consultant (as a sole proprietor) to various public and private businesses focusing on business development, expanding market share presence and building leadership teams; including 16 years of hiring, training and developing leadership in the financial services industry throughout the Southeast and Chicago areas. In the past 5 years Mr. Barefoot has continued consulting (as a sole proprietor) and sits as the President and Board Member of Vision Sky, a company that focuses on software for the home health care industry.  Mr. Barefoot has also been a director of Adit Resources since May 2011.

Lynda R. Keeton-Cardno, CPA, Chief Financial Officer, Secretary and Treasurer.  Ms. Keeton-Cardno has been an officer of Tara Gold and Tara Minerals since January 2011.  Since 2004, Ms. Keeton-Cardno has been the CEO/Managing Member of Lynda R. Keeton CPA, LLC, a PCAOB registered firm that provides audit and consulting services to public and private companies.  Between 1996 and 2002, Ms. Keeton-Cardno worked for Arthur Andersen LLP in Phoenix, AZ and Las Vegas, NV in both the Audit and Advisory group and Technology Risk Consulting group.  Ms. Keeton-Cardno is a licensed Certified Public Accountant in Nevada, a member of the American Institute of Certified Public Accountants, a graduate of Arizona State University’s School of Business and Honors College, and has held the Certified Information Systems Auditor designation.  Ms. Keeton-Cardno is also the secretary and treasurer for Tara Gold, Tara Minerals, and Adit Resources.

Key Employees

Ramiro Trevizo.  Mr. Trevizo has been a director of Tara Minerals since May 2008 and President/sole administrator for American Metal Mining, S.A. de C.V, its Mexican subsidiary since inception in 1995.  Mr. Trevizo has also been the President of Corporacion Amermin, S.A. de C.V., the Mexican subsidiary of Tara Gold Resources Corp., since 2005.  Between 2003 and 2005 Mr. Trevizo was the President of Grupo Constructor del Desierto, S.A., an engineering company based in Chihuahua, Mexico.  Between 2002 and 2004 Mr. Trevizo was a regional manager for D&B Engineering of Phoenix, Arizona.  Mr. Trevizo was a project manager for Concord, California based OSP Consultants from 1999 to 2002.

Steve Eady.  Mr. Eady was appointed Chief Geologist for Tara Minerals in December 2011. He is an accomplished geologist and has been working in mining since 1973. His past experience includes mineralogy, geology, ore reserve development, leach testing, feasibility studies and geological related development research. He has worked in the past for Inspiration Consolidated Copper Company, and on numerous exploration and development projects at Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

Tom Claridge.  Mr. Claridge was appointed Senior Mining and Plant Engineer for Tara Minerals in December 2011 and is an accomplished project manager with over 20 years of experience in mine operations, plant design, and water treatment all over the world. His experience includes mineral resource evaluations, conceptual and feasibility reports, metallurgical test programs, economic evaluations and mine and process development of engineering projects for major and junior mining companies. His past employers include Hanlon Engineering & Architecture Inc. and Phelps Dodge Mining / Freeport-McMoRan Copper & Gold Inc.

Corporate Governance

We currently have no standing audit, compensation or nominating committees or committees performing similar functions, nor do we have written audit, compensation or nominating committee charters. Our Board of Directors believes it unnecessary to have such committees at this time because our Board of Directors can perform the functions of such committees adequately.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature until our business operations develop to a more advanced level. We currently do not have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our directors at the address on the cover of this report.

None of Tara Gold’ directors are independent as that term is defined in section 803 of listing standards of the NYSE Amex. Tara Gold believes all of its directors are qualified to act as such due to their longstanding relationship with Tara Gold.

Code of Ethics

Tara Gold has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Item 11.  Executive Compensation.

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table shows the compensation paid or accrued during the three years ended December 31, 2012 to the executive officers of Tara Gold.

						All Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Francis R. Biscan,	2012	$276,000	$-	$-	$-	$-	$276,000
President and Chief	2011	276,000	-	-	-	-	276,000
Executive Officer	2010	276,000	-	78,500	2,954,000	-	3,308,500

Dave Barefoot	2012	204,000	-	-	-	54,000	258,000
Chief Operating	2011	204,000	-	-	-	-	204,000
Officer(6)	2010	-	-	-	-	-	-

Lynda R. Keeton-Cardno,	2012	48,000	-	-	-	-	48,000
Chief Financial Officer,	2011	48,000	-	-	-	-	48,000
Secretary and Treasurer (6)	2010	-	-	-	-	-	-

David Bizzaro,	2012	-	-	-	-	-	-
Chief Financial Officer	2011	-	-	-	-	-	-
and Treasurer (6)	2010	100,000	-	-	-	-	100,000

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of Tara Gold or Tara Mineral’s shares issued as compensation for services to the persons listed in the table, if applicable.
(4)
The value of all stock options granted during the periods covered by the table. Option awards relate to the grant of options to purchase shares of Tara Minerals. See Note 11 to the financial statements included as part of this report for details concerning the assumptions used in determining the value of these options.  See the “Stock Option and Bonus Plans - Summary” section below for other information concerning these stock options.

(5)	All other compensation received that Tara Gold could not properly report in any other column of the table.
(6)
In 2011, Mr. Barefoot was appointed Chief Operating Officer and Ms. Keeton-Cardno was appointed Chief Financial Officer and Treasurer.  Mr. Bizzaro served as Chief Financial Officer and Treasurer between May 2010 and January 2011.

(7)	The total represents all compensation on a consolidated basis of Tara Gold and its subsidiaries as defined in Item 1 above.

In January 2011, Tara Gold and Tara Minerals entered into employment agreements with Mr. Biscan for three years.  The employment agreements provided that Tara Gold and Tara Minerals will collectively pay Mr. Biscan a base salary of $276,000 per year (as amended) and requires Tara Gold to pay for Mr. Biscan’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Biscan’s authority, duties or activities, in the event Mr. Biscan’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Gold, then Mr. Biscan may resign from his position at Tara Gold and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Gold’s common stock by a third party or a change in a majority of Tara Gold’s directors.

Mr. Biscan’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Biscan, in which case Mr. Biscan, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Biscan’s death or disability.

In January 2011, Tara Gold and Tara Minerals entered into employment agreements with Mr. Barefoot for three years.  The employment agreements provided that Tara Gold and Tara Minerals will collectively pay Mr. Barefoot a base salary of $204,000 per year and requires Tara Gold to pay for Mr. Barefoot’s medical, dental, optical, life and disability insurance.  In the event there is a material reduction in Mr. Barefoot’s authority, duties or activities, in the event Mr. Barefoot’s offices are moved to a location which is not conducive to operating in North America, or in the event there is a change in the control of Tara Gold, then Mr. Barefoot may resign from his position at Tara Gold and receive the remainder of his salary.  For purposes of the employment agreement, a change in control includes the acquisition of more than 50% of the outstanding shares of Tara Gold’s common stock by a third party or a change in a majority of Tara Gold’s directors.

Mr. Barefoot’s employment agreement will also terminate upon the death or physical or mental disability of Mr. Barefoot, in which case Mr. Barefoot, or his legal representative, as the case may be, will be paid the salary provided by the employment agreement for a period of one year following Mr. Barefoot’s death or disability.

In January 2011, Tara Gold entered into an employment agreement with Ms. Lynda R. Keeton-Cardno for one year and was continued during 2012.  The employment agreement provides that Tara Gold will pay Ms. Keeton-Cardno a base salary of $48,000.

The following shows the amounts that Tara Gold expects to pay to its officers during the twelve month period ending December 31, 2013, and the time these persons plan to devote to Tara Gold’s business.  Amounts include payments to be made by, and time to be spent on, the affairs of Tara Minerals.

	Proposed	Time to be Devoted to
Name	Compensation	Tara Gold and Subsidiaries Business

Francis Richard Biscan, Jr.	$276,000	40 hours / week
David Barefoot	$204,000	40 hours / week
Lynda R. Keeton-Cardno	$48,000	20 hours / week

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

Compensation of Directors.  Tara Gold’s directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2012, 2011 or 2010.

Stock Option and Bonus Plans. Tara Gold’s subsidiary Tara Minerals, has adopted stock option and stock bonus plans.  A summary description of these plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

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

Non-Qualified Stock Option Plan.  Tara Minerals’ Non-Qualified Stock Option Plan authorizes the issuance of shares of Tara Minerals’ common stock to persons that exercise options granted pursuant to the Plan.  Tara Minerals’ employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided, however, that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Stock Bonus Plan.  Tara Minerals’ Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors.  However, bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting the price of Tara Mineral’s common stock.

Summary.  The following lists, as of April 15, 2013, the options granted and the bonus shares issued pursuant to the Plans.  Each option represents the right to purchase one share of Tara Minerals’ common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Option Plan	1,000,000	750,000	N/A	250,000
Non-Qualified Stock Option Plan	3,000,000	1,600,000	N/A	1,400,000
Stock Bonus Plan	750,000	N/A	750,000	-

Tara Minerals’ stock option and bonus plans have not been approved by its shareholders.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to Tara Minerals’ Stock Option Plans as of December 31, 2012.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price Of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table)

Incentive Stock Option Plan	750,000	$0.58	250,000
Non-Qualified Stock Option Plan	1,600,000	$0.24	1,400,000

The following lists the unexercised options which were outstanding as of April 15, 2013, and held by the Tara Minerals’ officers and directors.

		Shares underlying unexercised options which are
Name	Date of Grant	Exercisable	Unexercisable	Exercise Price	Expiration Date

Francis R. Biscan, Jr.	5/5/12	340,000	160,000	$0.58	2016-2018
Francis R. Biscan, Jr.	1/5/10	750,000		$0.05	1/5/15
Clifford A. Brown	2/1/12	150,000		$0.05	1/5/15
Clifford A. Brown	5/5/11	250,000		$0.58	2016-2017
Clifford A. Brown	1/5/10	250,000		$0.05	1/5/15
Ramiro Trevizo	1/5/10	250,000		$0.05	1/5/15

The following lists the shares issued pursuant to Tara Minerals’ Stock Bonus Plan:

Name	Date	Shares Issued

Francis R. Biscan, Jr.	4/23/09	250,000
Francis R. Biscan, Jr.	1/05/10	50,000
Clifford A. Brown	4/23/09	200,000
Clifford A. Brown	1/05/10	25,000
Ramiro Trevizo	4/23/09	200,000
Ramiro Trevizo	1/05/10	25,000

Tara Gold may adopt stock option and bonus plans in the future.  However, as of April 15, 2013, Tara Gold did not have any intensions in this regard.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following sets forth information as of April 15, 2013, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock

As of April 15, 2013, there were 102,795,119 shares of our common stock issued and outstanding.

Name and Address	Number of Shares (1)	Percent of Class

Francis R. Biscan, Jr. (2)	11,994,729	11.7%
2162 Acorn Court
Wheaton, IL 60189

David Barefoot (2)	-	0%
240 Columbus Circle
Longwood, FL 32750

Lynda R. Keeton-Cardno (2)	10,000	0%
185 Bethany St.
Henderson, NV 89074

All officers and directors as a group (3 persons)	12,004,729	11.7%

(1)	Includes shares issuable upon the exercise of options held by the persons identified in Item 11 above.
(2)	Mr. Biscan, Mr. Barefoot, and Ms. Keeton-Cardno control Tara Gold Resources Corp. and Tara Minerals Corp.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2012 or 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest. We do not have a written policy regarding related party transactions.

During the year ended December 31, 2012 there have been no issuances of Tara Gold’s stock to officers, directors or affiliates.

Item 14.  Principal Accountant Fees and Services.

Wilson Morgan LLP audited the Tara Gold financial statements for the year ended December 31, 2011 and performed the interim reviews for 2012. Mendoza Berger & Company, LLP, performed the interim reviews for 2011.  The following table shows the aggregate fees billed to Tara Gold for these periods.

	Year ended December 31, 2012	Year ended December 31, 2011
Audit Fees	$66,477	$41,518
Audit-Related Fees	-	-
Financial Information Systems	-	-
Design and Implementation Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit fees represent amounts billed for professional services rendered for the audit of Tara Minerals’ annual financial statements and the review of Tara Minerals’ interim financial statements.  Before Wilson Morgan LLP or Mendoza Berger & Company was engaged by Tara Gold to render these services for year end 2011 but did not incur any fees in 2011; the engagement was approved by Tara Minerals’ Directors.  Stark Schenkein LLP was engaged in 2013 to audit the period ending December 31, 2012 and that engagement was also approved by the Tara Gold Directors.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

Item 15.                 Financial Statements and Exhibits.

a)           See Item 13
b)           Exhibits

Exhibit No.	Description of Exhibit
3.1.1	Articles of Incorporation	(1)
3.1.2	Amendment to Articles of Incorporation for Name Change To MerchantPark Communications	(1)
3.1.3	Amendment to Articles of Incorporation for name change to American Stellar Energy, Inc.	(1)
3.1.4	Amendment to Articles of Incorporation for name change to Tara Gold Resources Corp	(1)
3.2	Bylaws	(1)
10.1	Modified Agreement – Centenario	(1)
10.2	Acquisition Agreement – Centenario’s technical data	(1)
10.3	Acquisition Agreement – La Palma	(1)
10.4	Acquisition Agreement – La Palma’s technical data	(1)
10.5	Acquisition Agreement – La Verde	(1)
10.6	Acquisition Agreement – La Verde’s technical data	(1)
10.7	Acquisition Agreement – Tania Iron Ore Property	(1)
10.8	Modified Agreement – Picacho	(1)
10.9	Acquisition Agreement – Picacho’s technical data	(1)
10.10	Adit Incentive Stock Option Plan	(1)
10.11	Adit’s Non-Qualified Stock Option Plan	(1)
10.12	Adit’s Stock Bonus Plan	(1)
10.13	Tara Minerals Convertible Note with Adit 4-1-10	(1)
10.14	Tara Minerals Convertible Note with Adit	(1)
10.15	Acquisition Agreement – LE to CAM – Picacho Fracciones	(1)
10.16	Joint Venture Agreement – Tania Property	(1)
10.17	Subcontractor Agreement – Tania Property	(1)
10.18	Transfer Agreement – CAM to ACM – Picacho Fracciones	(1)
10.19	Tara Gold Employment Agreement – CFO	(1)
10.20	Tara Minerals Employment Agreement – CFO	(1)
10.21	Tara Gold Employment Agreement – CEO	(1)
10.22	Tara Minerals Employment Agreement – CEO	(1)
10.23	Projecto Godinez – Project/Joint Venture	(1)
10.24	Tara Minerals Consulting Agreement	(1)
10.25	Amended Tara Gold Employment Agreement – CEO	(2)
10.26	Amended Tara Minerals Employment Agreement – CEO	(2)
10.27	Acquisition Agreement – Pilar de Mocoribo property	(3)
10.28	Acquisition Agreement – Don Roman property	(3)
10.29	Acquisition Agreement – Las Nuvias property	(3)
10.30	Acquisition Agreement – El Champinon	(4)
10.31	Acquisition Agreement – El Champinon’s technical data	(4)
10.32	Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	(4)
10.33	Amended Purchase Agreement among Adit Resources Corp., ACM and Yamana Mexico Holdings B.V.	(5)
10.34	Settlement Agreement and Mutual Release with Carnegie	(6)
21	Subsidiaries	(2)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer	(6)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer	(6)
101.INS	XBRL Instance Document	(6)
101.SCH	XBRL Taxonomy Extension Schema Document	(6)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(6)
101.LAB	XBRL Taxonomy Label Linkbase Document	(6)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(6)

(1)	Filed on August 4, 2011 as part of the Company’s report on Form 10.
(2)           Filed with Amendment No. 1 to this Registration Statement.
(3)	Incorporated by reference to the exhibits filed by Tara Minerals Corp. in its Form 10-K report for the year ended December 31, 2010.
(4)	Incorporated by reference to the exhibits filed with the Company’s report on Form 10-Q for the quarter ended June 30, 2012
(5)	Incorporated by reference to the exhibits filed with the Company’s report on Form 10-Q for the quarter ended September 30, 2012
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TARA GOLD RESOURCES CORP. (Registrant)

Dated: April 15, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President and
Chief Executive Officer

Dated: April 15, 2013	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer