Form 10-Q
period 2013-03-31
TARA GOLD RESOURCES CORP.
filed 2013-05-14
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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
Yes ☐   No ☑

As of May 13, 2013, the Company had 102,795,119 outstanding shares of common stock.

Table of Contacts

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND FOR
THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH MARCH 31, 2013

Table of Contacts

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$488	$957
Other receivables, net	74	304
Due from related parties, net of due to	90	89
Deferred tax asset, current portion	3,323	3,323
Other current assets	67	54
Assets held for disposal, net	132	132
Mining deposits, current portion	220	-
Total current assets	4,394	4,859

Property, plant, equipment, mine development, land and construction in progress, net	6,694	8,878
Mining deposits, non-current portion	28	27
Deferred tax asset, non-current portion	2,961	2,961
Other assets	26	25
Total assets	$14,103	$16,750

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,676	$3,460
Notes payable, current portion	184	1,114
Total current liabilities	3,860	4,574
Notes payable, non-current portion	24	722
Total liabilities	3,884	5,296

Iron Ore Properties financial instrument, net	-	600

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(23,871)	(22,720)
Accumulated other comprehensive loss	(445)	(377)
Total Tara Gold stockholders’ deficit	(13,426)	(12,207)
Non-controlling interest	23,645	23,061
Total stockholders’ equity	10,219	10,854
Total liabilities and stockholders’ equity	$14,103	$16,750

See Accompanying Notes to these Condensed Consolidated Financial Statements.

Table of Contacts

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception October 14, 1999 to March 31, 2013

Revenues
Revenue from website development and software	$-	$-	$168
Mining revenues	-	-	557
Total revenues	-	-	725
Cost of revenue	-	-	759
Gross margin	-	-	(34)
Exploration expenses	242	145	10,935
Operating, general, and administrative expenses	943	776	46,047
Net operating loss	(1,185)	(921)	(57,016)

Non-operating income (loss):
Interest income	13	7	388
Interest expense	(202)	(5)	(1,457)
Settlement loss, net	(862	)-	-	(728)
Loss on extinguishment of debt, net	- -	-	(2,186)
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	21,036
Loss on disposal of assets	-	-	(405)
Gain on acquisition of mining concession	-	-	100
Realized loss on the sale of marketable securities	-	-	(5,099)
Gain on sale of net cash flow interest	-	-	197
Gain on Tara Minerals stock dividend	-	-	1,028
Impairment of long lived asset	-	-	(171)
Other income	-	-	1,347
Total non-operating (loss) income	(1,051)	2	14,050
Loss before income taxes	(2,236)	(919)	(42,966)
Income tax benefit	-	-	6,629
Loss from continuing operations	(2,236)	(919)	(36,337)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	(1,021)
Gain from discontinued operations, net of tax	-	(55)	3,576

Net loss	(2,236)	(974)	(33,782)

Net loss attributable to non-controlling interest	1,085	376	9,911

Net loss attributable to Tara Gold’s shareholders	(1,151)	(598)	(23,871)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(68)	(184)	(445)
Total comprehensive loss	$(1,219)	$(782)	$(24,316)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See Accompanying Notes to these Condensed Consolidated Financial Statements.

Table of Contacts

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception October 14, 1999 to March 31, 2013

Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(1,151)	$(598)	$(23,871)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	77	74	1,349
Allowance for doubtful accounts	183	230	4,182
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Loss on conversion of debt to subsidiary’s common stock	-	-	783
Loss on debt due to extinguishment and conversion	-	-	1,383
Gain from discontinued operations, net of tax	-	55	(2,575)
Deferred tax asset, net	-	-	(7,243)
Non-controlling interest in net loss of consolidated subsidiaries	(1,085)	(376)	(9,911)
Amortization of beneficial conversion	200	-	850
Loss on the disposal of assets	-	-	222
Realized loss on the sale of marketable securities	-	-	4,993
Common stock of subsidiary issued and option valuation for services	18	-	6,645
Subsidiaries’ stock based compensation and stock bonuses	-	-	9,140
Exploration expenses paid with stock of subsidiaries	-	-	4,146
Settlement loss, net	862	-	427
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	-	(1,028)
Impairment of long lived asset	-	-	171
Other	-	12	153
Changes in current operating assets and liabilities:
Other receivables	(180)	(290)	(1,855)
Other assets	(14)	(54)	(888)
Accounts payable and accrued expenses	217	442	2,373
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(873)	(505)	(28,584)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	-	-	(3,812)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	-	-	731
Purchase of mining concession	-	-	159
Mining deposits	(221)	2	(400)
Loans to unrelated third parties	-	-	(380)
Proceeds from the sale of American Copper Mining	-	-	7,500
Investment in American Copper Mining in 2012	-	(30)	(33)
Other	-	-	(6)
Net cash (used in) provided by investing activities	(221)	(28)	10,081

Table of Contacts

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From Inception October 14, 1999 to March 31, 2013
Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	-	18	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(6)	-	(11,660)
Payments toward notes payable, related party	-	-	(100)
Change in due to/from related parties, net	(1)	55	22
Non-controlling interest – cash from sale of sale of common stock of subsidiaries	700	347	13,526
Payments from joint venture partners	-	-	10,020
Cash from the sale of common stock	-	-	5,753
Iron Ore Properties financial instrument	-	-	800
Other	-	-	(9)
Net cash provided by financing activities	693	420	19,032

Effect of exchange rate changes on cash	(68)	(184)	(41)

Net (decrease) increase	(469)	(297)	488
Cash, beginning of period	957	419	-
Cash, end of period	$488	$122	$488

Supplemental Information:
Interest paid	$2	$15	$963
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$800	$-	$2,092
Issuance of common stock for assets	$-	$-	$304
Purchase of or (reduction) in purchase of concession notes payable, stock and warrants plus capitalized interest	$-	$-	$20,333
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$-	$-	$591
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$-	$1,564
Purchase of property, equipment and assets with debt	$-	$-	$1,833
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$-	$15	$433
Reclassification of mining deposit to mining concession paid by debt	$-	$-	$175
Reclassification of assets held for disposal, net	$-	$-	$132
American Copper Mining assets, net of liabilities reclassified to assets available for sale	$-	$1,532	$-
Construction in progress reclassified to property, plant and equipment	$113	$-	$113
Other	$-	$-	$90

See Accompanying Notes to these Condensed Consolidated Financial Statements.

Table of Contacts

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Significant accounting policies disclosed therein have not changed except as noted below.

In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation. Tara Minerals also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Tara Gold’s operations in Mexico are conducted through Amermin and AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties. All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries. As of March 31, 2013, Tara Gold owned approximately 48% of the outstanding common stock of Tara Minerals. The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. As of March 31, 2013 we continue to consolidate Tara Minerals and its subsidiaries even though Tara Gold’s ownership is below 50% due to control of Tara Minerals via a common Board of Directors and management.

Tara Gold focuses primarily on gold mining concessions. Tara Minerals’ primary focus is also on gold and silver, in addition to industrial minerals, copper, lead, zinc, iron and other associated metals.

On May 25, 2011, Tara Gold commenced distributing shares of Tara Minerals to its shareholders. Tara Gold distributed one share of Tara Minerals for every 20 outstanding shares of Tara Gold. Tara Gold plans to make additional distributions until all Tara Minerals shares held by Tara Gold have been distributed to Tara Gold’s shareholders.

After the Tara Gold has distributed all of Tara Minerals’ shares, Tara Gold will not have any interest in the properties owned by Tara Minerals, AMM or Adit.

After the Tara Gold has distributed all of Tara Minerals’ shares, both Tara Gold and Tara Minerals will continue their efforts to develop mining properties that are thought to contain commercial quantities of gold, silver and other minerals. Additionally, once the distribution has been completed the consolidated parent and subsidiary relationship between Tara Gold and Tara Minerals may change.

The Company is a mining company in the exploration stage and presents inception to date information, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Development Stage Entities Topic.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Tara Gold Resources Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2013 and December 31, 2012, the condensed consolidated results of its operations for the three months ended March 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The reporting currency of the Company, Tara Minerals and Adit is the U.S. dollar.  The functional currency of Amermin and AMM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement income (loss) is recorded as other comprehensive income (loss).

Table of Contacts

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.
Relevant exchange rates used in the preparation of the financial statements for Amermin and AMM are as follows for the three months ended March 31, 2013 and 2012. Mexican pesos per one U.S. dollar:

	March 31, 2013
Current exchange rate	Ps.	12.3546
Weighted average exchange rate for the three months ended	Ps.	12.6468

	March 31, 2012
Current exchange rate	Ps.	12.8489
Weighted average exchange rate for the three months ended	Ps.	13.0087

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

	March 31, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,994	$2,829
Allowance – other receivables	382	364
Total	$3,376	$3,193

Recently Adopted and Recently Issued Accounting Guidance

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Table of Contacts

Note 2.    Property, plant, equipment, mine development, land and construction in progress, net

	March 31, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

La Currita	1,253	1,253
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario	636	636
La Verde	60	60
La Palma	80	80
Champinon (a)	203	2,154
Mining concessions	3,582	5,533

Construction in progress	-	269
Property, plant and equipment	4,095	3,982
	7,697	9,804
Less – accumulated depreciation	(1,003)	(926)
	$6,694	$8,878

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

a.
In September 2011, the Company leased the Mina El Champinon Iron Ore Project (“Champinon”) in exchange for royalty payments based on production. From September 2011 to April 2012, the Company paid $235,000, plus $38,000 in value-added taxes, in advances against royalty payments.

In May, 2012, the Company terminated the lease agreement for Champinon and entered into a new agreement to acquire the property for an effective purchase price of $2,175,000, plus $348,000 in value-added taxes. The advances against royalty payments made before the lease agreement was terminated were applied against the effective purchase of the Iron Ore Project.

In May 2012, the Company purchased technical data pertaining to Champinon from the former owner for 500,000 shares of Tara Minerals’ common stock, valued at $430,000.

On March 15, 2013, a Settlement Agreement and Release (“Agreement”) was entered into by and among Tara Minerals, AMM, Jeffrey Holt, Tom Claridge, Steve Eady, Carnegie Mining and Exploration, Inc. (“CMEI”), CME Operations, LLC (“CME”)(CMEI and CME , referred to as “Carnegie”), Harsco Corporation, and Pittsburgh Mineral & Environmental Technology, Inc.   In exchange for Carnegie’s acknowledgement that it has no rights under a previously granted option on the Don Roman property further described below, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and Tara Minerals agreed to issue to Carnegie 500,000 restricted shares of the Tara Minerals’ common stock, which may not be sold until the earlier of: (i) Tara Minerals’ shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to a known silver, zinc, and led vein structure present on the Champinon concession. On March 22, 2013, the 500,000 restricted shares were issued. The Agreement confirms Carnegie’s acknowledgement of Tara Minerals’ 100% ownership of the Don Roman property. The Company recognized a loss of $861,996 on the settlement agreement mentioned above.

At March 31, 2013, the Company retains ownership of 14 hectares of the Champinon mining concession valued at $203,000.

Note 3.    Mining Deposits, current portion

January 2013, the Company entered into an agreement to purchase the Dixie Mining District, located in Idaho, for $400,000. The transaction is expected to close in May 2013. As of March 31, 2013, the Company has a mining deposit of $220,000 that will be applied to the purchase price of the Dixie Mining District.

Table of Contacts

Note 4.    Notes Payable

The following table represents the outstanding balance of notes payable.

	March 31, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$150	$1,772
Auto loans	58	64
Related party	-	-
	208	1,836
Less – current portion	(184)	(1,114)
Non-current portion	$24	$722

In March 2008, Pershimco Resources transferred its mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations transferred to Tara Gold were remaining debt payments of $190,000, which included value-added taxes of $25,907. The effective purchase price of this property was $171,451, plus value-added taxes.

In December 2012, Tara Gold could not determine whether the note holder or Tara Gold held title to this property, and, as a result, has impaired the property. As of March 31, 2013, Tara Gold was negotiating to amend its agreements with this vendor regarding Mariana and Mesquite Prospect and remove the related notes payable of $150,000, including applicable value added tax.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars):

	2013	2014	2015	2016	2017	Total

Mining concessions	$150	$-	$-	$-	$-	$150
Auto loans	34	21	3	-	-	58
Total	$184	$21	$3	$-	$-	$208

Note 5.    Related Party Transactions

	March 31, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Due to related parties	$(1,038)	$(980)
Due from related parties	1,128	1,069
	$90	$89

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

The following are intercompany transactions that were eliminated during the consolidation of these financial statements:

Tara Minerals is a subsidiary of Tara Gold Resources Corp. In January 2007, Corporacion Amermin S.A. de C.V. (“Amermin”), a subsidiary of Tara Gold, made arrangements to purchase the Pilar; Don Roman and Las Nuvias properties listed in Note 2 (part of the Don Roman Groupings) and subsequently sold the concessions to Tara Minerals. At December 31, 2012 Amermin has paid the original note holder in full and Tara Minerals owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of March 31, 2013, Amermin has loaned a total of $1,015,664 to AMM at 0% interest, due on demand.

As of March 31, 2013, Tara Minerals has loaned a total of $979,087 to Tara Gold at 0% interest, due on demand.

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between May and December 2013. As of March 31, 2013 Tara Minerals owed Adit $5,095,131 in interest and principal.

Table of Contacts

Note 6.    Iron Ore Properties and Related Financial Instrument

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

In January 2013, Tara Minerals entered into conversion agreements on the above referenced financial instruments to convert the financial instruments to a total of 1,600,000 shares of Tara Minerals’ common stock. In February 2013, the Company issued 300,000 shares of common stock and 1,300,000 additional shares are to be issued as of March 31, 2013.

Note 7.    Stockholders’ Equity

For the three months ended March 31, 2013, Tara Gold did not issue any shares of its common stock.

Note 8.    Non-controlling Interest

Cumulative results of these activities results in:

	March 31, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Common stock for cash	$15,941	$15,241
Common stock for services	5,644	5,626
Stock based compensation	5,556	5,556
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	2,142	1,342
Exploration expenses paid for in subsidiary common stock	4,146	4,146
Cumulative net loss attributable to non-controlling interest	(9,606)	(8,521)
Treasury stock	(500)	(500)
Other non-controlling interests	322	171
Total non-controlling interest	$23,645	$23,061

A summary of activity as of March 31, 2013 and changes during the period then ended is presented below (in thousands of U.S. dollars):

Non-controlling interest at December 31, 2012	$23,061
Common stock for cash	700
Common stock for services	18
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	800
Other	151
Net loss attributable to non-controlling interest	(1,085)
Non-controlling interest at March 31, 2013	$23,645

Note 9.    Options and Warrants

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following incentive plans which are registered under a Form S-8:
•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Tara Minerals plans in 2013.

Table of Contacts

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following incentive plans which have not been registered:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Adit plans in 2013.

The fair value of awards issued is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of the award granted is usually estimated at half of the contractual term as noted in the individual agreements, unless the life is one year or less based upon management’s assessment of known factors, and represents the period of time that management anticipates awards granted to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the estimated term of the options. Historically the Company has had no forfeitures of options or warrants; therefore, the Company uses a zero forfeiture rate.

	March 31, 2013	December 31, 2012
Expected volatility	-	104.82% - 131.10%
Weighted-average volatility	-	117.96%
Expected dividends	-	0
Expected term (in years)	-	1.00
Risk-free rate	-	0.05% - 0.14%

A summary of option activity under the Plans as of March 31, 2013 (unaudited), and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,750,000	$0.34
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at March 31, 2013	2,750,000	$0.34	3.0	$294,000
Exercisable at March 31, 2013	2,590,000	$0.41	3.0	$294,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	160,000	$0.48
Granted	-
Vested	-
Forfeited, expired or cancelled	-
Non-vested at March 31, 2013	160,000	$0.48

A summary of warrant activity as of March 31, 2013, and changes during the period then ended is presented below (in thousands of U.S. dollars, except for per share amounts):

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,788,333	$1.38
Granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	(1,570,666)	(1.50)
Outstanding at March 31, 2013	1,217,667	$1.25	0.8	$-
Exercisable at March 31, 2013	1,217,667	$1.25	0.8	$-

All warrants vest upon issuance.

Table of Contacts

Note 10.  Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at March 31, 2013
(in thousands of U.S. dollars) (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2012
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Iron Ore Properties financial instrument, net	$600	$-	$(200)	$800

 The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

Iron Ore Properties Financial Instrument
Beginning balance	$800
Additions	-
Reductions (conversion of Iron Ore Instrument)	(800)
Ending balance	$-

The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 11.  Subsequent Events

a)
On April 22, 2013, Tara Gold Resources Corp. (“Tara Gold”), through its subsidiary, Corporacion Amermin S.A. de C.V., entered into an Assignment of Rights Agreement for The Title Rights of Mining Concessions (the “Assignment”), to sell its La Currita Prospect to Couer Mexicana, S.A. de C.V. for US $2,250,000, plus the corresponding value added tax, for a total of $2,610,000. The Assignment contains customary representations and warranties of the parties.

As of the date of this filing, Tara Gold has received $2,200,000, plus the corresponding value added tax.

b)
On May 7, 2013, a subsidiary of Tara Minerals Corp. (the “Company”), Adit Resources Corp. (“Adit”), received notice that Yamana Mexico Holdings B.V. (“Yamana”) was terminating the purchase agreement between Yamana and Adit for the sale of Adit’s subsidiary, American Copper Mining S.A. de C.V, dated April 4, 2012, and as amended August 22, 2012 (the “Purchase Agreement”).

The Purchase Agreement, as amended, permitted Yamana to terminate the Purchase Agreement on or before May 23, 2013. Under the terms of the Yamana’s notice to Adit, the termination shall become effective May 9, 2013, at which time it will be considered as if the sale of American Copper Mining S.A. de C.V. never took place.

Table of Contacts

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through March 31, 2013, Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales, $10,935,000 in exploration expenses and $46,047,000 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of approximately $9,140,000 pertaining to the issuance of stock based compensation and stock bonuses of Tara Minerals.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are discussed below.

Three Months Ended	March 31, 2013	March 31, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	242	145
Operating, general and administrative expenses	943	776
Net operating loss	$(1,185)	$(921)

For the three months ended March 31, 2013, exploration expenses increased due to preliminary work being performed at the Dixie mining district and Don Roman; compared to the three months ended March 31, 2012, when the Company focused primarily on the Champinon mining concession.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are discussed below.

Three Months Ended	March 31, 2013	March 31, 2012
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	112	40
Compensation, officer employment contracts and bonuses	207	225
Professional fees	319	319

The increase in investment banking and investor relations expense for the three months ended March 31, 2013, was due to the Company’s efforts to obtain equity financing during 2013 for Tara Minerals; compared to the three months ended March 31, 2012, when the Company’s  focused on obtaining funds through the sale of American Copper Mining.

The decrease in compensation, officer employment contracts and bonuses was due to the controller position being outsourced starting in the third quarter of 2012, offset by additional personnel hired during March 2013 and the fact that no additional options were vested or awarded to officers.

Professional fees for the three months ended March 31, 2013, were due to the payment for legal services related to the acquisition of the Dixie mining district and the settlement agreement reached with Carnegie related to the Champinon mining concession in addition to accounting and auditing services performed in the normal course of business. During the three months ended March 31, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of American Copper Mining and services used on the Champinon property.

Table of Contacts

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Gold’s material sources and (uses) of cash during the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(873)	$(505)
Mining deposits	(221)	2
Investment in American Copper Mining in 2012	-	(30)
Payments towards notes payable	(6)	-
Proceeds from notes payable	-	18
Change in due to/from related parties, net	(1)	55
Non-controlling interest – cash from the sale of common stock of subsidiaries	700	347
Cash, beginning of period	957	419

Tara Gold anticipates that its capital requirements during the twelve months ending March 31, 2014 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$2,680,000
Exploration and Development - Dixie Mining District, Idaho	5,047,000
Property taxes	44,000
General and administrative expenses	1,007,000

Tara Gold
Property taxes	1,000
General and administrative expenses	446,000
Total	$9,225,000

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

In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order, Tara Gold’s common stock was removed from the Pink Sheets and until July 18, 2011 traded only on an unsolicited basis. As a result of the Commission’s ruling on July 18, 2011 (see Item 3 above), all trading in Tara Gold’s stock ceased. In 2012, Tara Gold successfully filed a Form 10 which cleared SEC comments November 31, 2012. To begin trading once again Tara Gold will engage in the 15C2-11 process with a market maker in 2013.

Table of Contacts

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

Off-Balance Sheet Arrangements

At March 31, 2013, Tara Gold had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Table of Contacts

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

Table of Contacts

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

Table of Contacts

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

Table of Contacts

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.35	La Currita Sale Agreement	(2)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)           Filed with this report.

(2)           Incorporated by reference to exhibit filed with Tara Gold on Form 8-K filed on April 29, 2013.

Table of Contacts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: May 13, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
Principal Executive Officer

Dated: May 13, 2013	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer