Form 10-Q
period 2013-06-30
TARA GOLD RESOURCES CORP.
filed 2013-08-14
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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
Yes ☐   No ☑

As of August 14, 2013, the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH JUNE 30, 2013

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$1,420	$957
Other receivables, net	280	304
Due from related parties, net of due to	89	89
Deferred tax asset, current portion	33	3,323
Other current assets	12	54
Assets held for disposal, net	32	132
Total current assets	1,866	4,859

Property, plant, equipment, mine development, land and construction in progress, net	7,540	8,878
Deferred tax asset, non-current portion	1,326	2,961
Other assets	52	52
Total assets	$10,784	$16,750

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,711	$3,460
Notes payable, current portion	182	1,114
Total current liabilities	1,893	4,574
Notes payable, non-current portion	16	722
Total liabilities	1,909	5,296

Iron Ore Properties financial instrument, net	-	600

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(24,141)	(22,720)
Accumulated other comprehensive loss	(51)	(377)
Total Tara Gold stockholders’ deficit	(13,302)	(12,207)
Non-controlling interest	22,177	23,061
Total stockholders’ equity	8,875	10,854
Total liabilities and stockholders’ equity	$10,784	$16,750

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From Inception October 14,1999 to June 30, 2013
Revenues
Revenue from website development and software	$-	$-	$-	$-	$168
Mining revenues	-	-	-	-	557
Total revenues	-	-	-	-	725
Cost of revenue	-	-	-	-	759
Gross margin	-	-	-	-	(34)
Exploration expenses	312	707	554	860	11,247
Operating, general, and administrative expenses	1,185	1,707	2,128	2,481	47,232
Net operating loss	(1,497)	(2,414)	(2,682)	(3,341)	(58,513)

Non-operating income (loss):
Interest income	12	7	25	14	400
Interest expense	(2)	(4)	(204)	(9)	(1,459)
Settlement loss, net	--	-	(862	)-	-	(728)
Loss on extinguishment of debt, net	- -	-	- -	-	(2,186)
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	-	-	21,036
Gain on sale or disposal of assets	1,019	-	1,019	-	614
Gain on acquisition of mining concession and mining assets	-	-	-	-	100
Realized loss on the sale of marketable securities	-	-	-	-	(5,099)
Gain on sale of net cash flow interest	-	-	-	-	197
Gain on Tara Minerals stock dividend	-	-	-	-	1,028
Impairment of long lived asset	-	-	-	-	(171
Gain on bargain acquisition of ACM	3,497	-	3,497	-	3,497
Other income	-	-	-	-	1,347
Total non-operating income	4,526	3	3,475	5	18,576
Income (loss) before income taxes	3,029	(2,411)	793	(3,336)	(39,937)
Income tax benefit (provision)	(4,925)	-	(4,925)	-	1,704
Loss from continuing operations	(1,896)	(2,411)	(4,132)	(3,336)	(38,233)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	-	-	(1,021)
Gain from discontinued operations, net of tax	-	3,631	-	3,576	3,576

Net (loss) income	(1,896)	1,220	(4,132)	240	(35,678)

Net loss (income) attributable to non-controlling interest	1,626	(1,227)	2,711	(851)	11,537

Net loss attributable to Tara Gold’s shareholders	(270)	(7)	(1,421)	(611)	(24,141)

Other comprehensive income (loss):
Foreign currency translation income (loss)	394	134	326	(50)	(51)
Total comprehensive income (loss)	$124	$127	$(1,095)	$(661)	$(24,192)

Net (loss) income per share, basic and diluted	$(0.02)	$0.01	$(0.04)	$0.00

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From Inception October 14, 1999 to June 30, 2013
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(1,421)	$(611)	$(24,141)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	158	136	1,430
Allowance for doubtful accounts	(266)	151	3,733
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Loss on conversion of debt to subsidiary’s common stock	-	-	783
Loss on debt due to extinguishment and conversion, net	-	-	1,383
Gain from discontinued operations, net of tax	-	(3,576)	(2,575)
Deferred tax asset, net	4,925	-	(2,318)
Non-controlling interest in net loss of consolidated subsidiaries	(2,711)	851	(11,537)
Amortization of beneficial conversion	200	-	850
Loss on the disposal of assets	(1,019)	-	(797)
Realized loss on the sale of marketable securities	-	-	4,993
Common stock of subsidiary issued and option valuation for services	118	164	6,745
Subsidiaries’ stock based compensation and stock bonuses	59	245	9,199
Exploration expenses paid with stock of subsidiaries	-	430	4,146
Settlement loss, net	862	-	427
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	-	(1,028)
Impairment of long lived asset	-	-	171
Gain on bargain acquisition of ACM	(3,497)	-	(3,497)
Other	-	38	153
Changes in current operating assets and liabilities:
Other receivables	262	(131)	(1,414)
Other assets	42	13	(832)
Accounts payable and accrued expenses	125	(1,031)	2,280
Deferred joint venture income	-	-	(31)
Net cash used in operating activities	(2,163)	(3,321)	(29,874)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	(184)	(147)	(3,996)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	2,200	-	2,931
Purchase of mining concession	(400)	-	(241)
Mining deposits	-	3	(179)
Loans to unrelated third parties	-	-	(380)
Proceeds from the sale of American Copper Mining	-	7,500	7,500
Investment in American Copper Mining in 2012	-	(33)	(33)
Other	-	-	(6)
Net cash provided by investing activities	1,616	7,323	11,918

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From Inception October 14, 1999 to June 30, 2013
Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	-	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(16)	(240)	(11,670)
Payments toward notes payable, related party	-	(100)	(100)
Change in due to/from related parties, net	-	(248)	23
Non-controlling interest – cash from sale of common stock of subsidiaries	700	357	13,526
Payments from joint venture partners	-	-	10,020
Cash from the sale of common stock	-	-	5,753
Iron Ore Properties financial instrument	-	50	800
Other	-	-	(9)
Net cash provided by financing activities	684	(181)	19,023

Effect of exchange rate changes on cash	326	(50)	353

Net increase (decrease)	463	3,771	1,420
Cash, beginning of period	957	419	-
Cash, end of period	$1,420	$4,190	$1,420

Supplemental Information:
Interest paid	$2	$15	$963
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$800	$-	$2,092
Issuance of common stock for assets	$-	$-	$304
Purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$2,147	$20,333
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$-	$20	$591
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$348	$1,564
Purchase of property and equipment through debt and common stock	$-	$-	$1,833
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$-	$16	$433
Reclassification of mining deposit to mining concession paid by debt	$-	$(175)	$(175)
Reclassification of assets held for disposal, net	$-	$-	$132
Construction in progress reclassified to property, plant and equipment	$113	$-	$113
Sale of mining concession on credit	$200	$-	$200
Other	$-	$-	$90

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

In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation. Tara Minerals also owns 87% of the common stock of Adit Resources Corp. (“Adit”), which in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”) (See Note 11). Tara Gold’s operations in Mexico are conducted through Amermin and AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties. All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.

As of June 30, 2013, Tara Gold owned approximately 57% of the outstanding common stock of Tara Minerals. In June 2013, Tara Gold purchased 4,500,000 shares of Tara Minerals’ common stock, valued at $1,350,000, or $0.30 a share for cash.

Tara Gold focuses primarily on gold mining concessions. Tara Minerals’ primary focus is also on gold and silver, in addition to industrial minerals, copper, lead, zinc, iron and other associated metals.

On May 25, 2011, Tara Gold commenced distributing its shares of Tara Minerals to its shareholders. Tara Gold distributed one share of Tara Minerals for every 20 outstanding shares of Tara Gold. Tara Gold issued and outstanding plans to make additional distributions until all Tara Minerals shares held by Tara Gold have been distributed to Tara Gold’s shareholders.

After Tara Gold has distributed all of Tara Minerals’ shares, Tara Gold will not have any interest in the properties owned by Tara Minerals, AMM, Adit or ACM.

Both Tara Gold and Tara Minerals may continue their efforts to develop mining properties that are thought to contain commercial quantities of gold, silver and other minerals. Additionally, once the distribution has been completed, the consolidated parent and subsidiary relationship between Tara Gold and Tara Minerals may change.

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

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2013 and December 31, 2012, the condensed consolidated results of its operations for the three and six months ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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
Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the six months ended June 30, 2013 and 2012. Mexican pesos per one U.S. dollar:

	June 30, 2013
Current exchange rate	Ps.	13.0235
Weighted average exchange rate for the six months ended	Ps.	12.5565

	June 30, 2012
Current exchange rate	Ps.	13.6530
Weighted average exchange rate for the six months ended	Ps.	13.2656

The Company’s significant accounting policies are:

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

	June 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,564	$2,829
Allowance – other receivables	363	364
Total	$2,927	$3,193

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

Recently Adopted and Recently Issued Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively.  Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity.  Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU is effective for interim and annual periods beginning after December 15, 2013.  This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Assets held for disposal, net

Auriferos

In March 2008 Tara Gold obtained the Auriferos V Fraccion 1 and 2 Prospects (“Auriferos”) after a joint venture agreement was terminated.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to the Las Minitas Prospect would revert to Tara Gold.

As of June 30, 2013 the Company, through its subsidiary, Amermin, sold its Auriferos mining concessions for $200,000, including the corresponding value added tax, on credit. As of June 30, 2013 no cash payments have been received.

Note 3.	Property, plant, equipment, mine development, land and construction in progress, net

	June 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

La Currita (a)	-	1,253
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario	636	636
La Verde	60	60
La Palma	80	80
Champinon (b)	203	2,154
Dixie (c)	400	-
Picacho Groupings (See Note 11)	1,571	-
Mining concessions	4,300	5,533

Construction in progress	-	269
Property, plant and equipment	4,304	3,982
	8,624	9,804
Less – accumulated depreciation	(1,084)	(926)
	$7,540	$8,878

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

a.	On April 22, 2013, the Company, through its subsidiary, Amermin, sold its La Currita mining concessions for $2,250,000, plus the corresponding value added tax, for a total of $2,610,000.

As of June 30, 2013, the Company has received $2,200,000, plus the corresponding value added tax and $50,000, plus value added tax is still a receivable. The Company recorded a gain of $946,560 on the sale of the mining concession.

b.
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

On March 15, 2013, a Settlement Agreement and Release (“Agreement”) was entered into by and among the Company, AMM, Jeffrey Holt, Tom Claridge, Steve Eady, Carnegie Mining and Exploration, Inc. (“CMEI”), CME Operations, LLC (“CME”)(CMEI and CME, referred to as “Carnegie”), Harsco Corporation, and Pittsburgh Mineral & Environmental Technology, Inc.   In exchange for Carnegie’s acknowledgement that it has no rights under a previously granted option on the Don Roman property further described below, AMM assigned its Champinon mining rights purchase contract, including all related obligations and acquisition payments, to Plathio Trading Mexico, SA de CV, Carnegie’s Mexican subsidiary, and the Company agreed to issue to Carnegie 500,000 restricted shares of the Company’s common stock, which may not be sold until the earlier of: (i) the Company’s shares reaching a minimum trading price of $1.00 per share; or (ii) two years from the date of the Agreement. Under the transfer agreement for the Champinon property, AMM retains mining and beneficial rights to known silver, zinc, and led vein structure present on the Champinon concession. On March 22, 2013, the 500,000 restricted shares were issued. The Agreement confirms Carnegie’s acknowledgement of the Company’s 100% ownership of the Don Roman property. The Company recognized a loss of $861,996 on the settlement agreement mentioned above.

The Company retained ownership of 14 hectares of the Champinon mining concession valued at $203,000.

c.
In May 2013, the Company acquired the Dixie Mining District, located in Idaho, from an independent third party for $400,000. The purchase price was paid in full in 2013. To date, the land package consists of 6,721 acres of both patented and unpatented mining claims.

The independent third party shall receive royalties upon all ores, mineral-bearing rock and other deposits extracted and shipped or milled, treated, and sold from the property in the amount of 3% of the net smelter or mill returns earned from the property prior to December 31, 2014. The royalty agreement shall provide that the payment of the royalty shall terminate upon the independent third party receive $558,160, if that amount was not paid as of December 31, 2014 the Company will need to pay the difference. No royalty shall be owed to the independent third party if mining on the property is not economically feasible. As of June 30, 2013 no royalty payments were paid.

Note 4.	Income Taxes

The Company files income tax returns in the United States (“U.S.”) and Mexican jurisdictions. In the U.S., Tara Gold files a standalone return; Tara Minerals and Adit file a consolidated tax return. In Mexico, Amermin and AMM file standalone tax returns, which were filed March 27, 2013. The U.S. returns for 2012 were filed on June 27, 2013. No tax returns for the Company or any subsidiary of the Company are currently under examination by any tax authorities in their respective countries, except for routine tax reviews for AMM for January – December 2011.

The provision for federal and state income taxes for the six months ended June 30, 2013  includes elements of Tara Gold as a separate filing entity, Tara Minerals and Adit as a consolidated filing entity, and AMM and Amermin (Mexico Companies) as separate filing entities.

The June 30, 2013, and since inception income tax benefit, net of tax associated with discontinued operations, is as follows
 (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-	$-
Deferred asset (liability) - total	927	7,367	3,178	11,472
Valuation allowance	(927)	(6,008)	(3,178)	(10,113)
Income tax benefit, since inception	$-	$1,359	$-	$1,359

As further discussed in Note 11, the Company sold 100% of its interest in ACM in April 2012 and re-acquired it on May 9, 2013.  Based on other operations of the Company, we believe that the deferred tax asset above is realizable, net of the valuation allowance disclosed.

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for U.S. federal income tax purposes.
•	A carry forward of a net operating loss.

At June 30, 2013, total deferred tax assets and deferred tax liabilities are as follows (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
Deferred tax asset – current	$927	$276	$-	$1,203
Deferred tax asset – non-current	-	7,091	3,178	10,269
Total deferred tax asset	927	7,367	3,178	11,472

Deferred tax liability – current	-	-	-	-
Deferred tax liability – non-current	-	-	-	-
Total deferred tax liability	-	-	-	-

Valuation allowance	(927)	(6,008)	(3,178)	(10,113)
Net deferred tax asset (liability)	$-	$1,359	$-	$1,359

Tara Minerals’ U.S. deferred tax asset has been reduced from approximately $6,284,000 to $1,359,000 due to the return of ACM (Note 11).

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. Amermin has net operation losses of approximately $113,000 and a remaining estimated deferred tax benefit of $34,000. AMM has a net operating loss in Mexico of approximately $729,000 with an estimated deferred tax benefit of $219,000. The net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for all Mexico subsidiaries, for Adit and for Tara Gold; and eighty percent for Tara Minerals at June 30, 2013.

Net operating losses expire as follows (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
December 31, 2029	$879	$-	$-	$879
December 31, 2030	270	6,810	4,169	11,249
December 31, 2031	657	2,330	1,775	4,762
December 31, 2032	674	-	1,468	2,142
December 31, 2033	-	-	842	842
Total net operating loss	$2,480	$9,140	$8,254	$19,874

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

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows (in thousands of U.S. dollars):

	2013
	Amount	Percentage
Tax at statutory federal rate	$277	(35%)
Temporary differences
Exploration cost - current	3	(0.4%)
Exploration cost – non-current	131	(16.5%)
Stock based compensation	21	(2.6%)
Net operating loss	98	(12.4%)
Net operating loss carrryforward	829	(104.5%)
Decrease in deferred tax asset due to net operating losses reduced by profits	(2,949)	372.2%
Valuation allowance for U.S. Companies	6,008	(758%)
Valuation allowance for Mexico	507	(64%)
Tax benefit at effective rate	$4,925	(621.2%)

Note 5.	Notes Payable

The following table represents the outstanding balance of notes payable.

	June 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$150	$1,772
Auto loans	48	64
	198	1,836
Less – current portion	(182)	(1,114)
Non-current portion	$16	$722

In March 2008, Pershimco Resources transferred its mineral claims and obligations linked to Mariana and Mezquite prospect to Tara Gold. The obligations transferred to Tara Gold were remaining debt payments of $190,000, which included value-added taxes of $25,907. The effective purchase price of this property was $171,451, plus value-added taxes.

In December 2012, Tara Gold could not determine whether the note holder or Tara Gold held title to this property, and, as a result, impaired the property. As of June 30, 2013, Tara Gold was negotiating to amend its agreements with this vendor regarding the Mariana and Mesquite Prospect and remove the related notes payable of $150,000, including applicable value added tax.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars):

	2013	2014	2015	2016	2017	Total

Mining concessions	$150	$-	$-	$-	$-	$150
Auto loans	32	16	-	-	-	48
Total	$182	$16	$-	$-	$-	$198

Note 6.	Related Party Transactions

	June 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Due to related parties	$(1,038)	$(980)
Due from related parties	1,127	1,069
	$89	$89

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

As of June 30, 2013, Amermin has loaned a total of $993,055 to AMM at 0% interest, due on demand.

As of June 30, 2013, Tara Gold owed the Company a total of $37,726 at 0% interest, due on demand. During the quarter ended June 30, 2013, Tara Gold made a payment in the amount of $995,976.

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between August and May 2014. A note due and payable on May 2013 was extended a year. As of June 30, 2013 Tara Minerals owed Adit $5,174,484 in interest and principal.

Note 7.	Iron Ore Properties and Related Financial Instrument

The Company raised $750,000 (2011) and $50,000 (2012), for a total of $800,000 through a financial instrument to fund potential Iron Ore Properties. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock has not been issued and this is not a debt instrument, the amount raised was treated as a temporary financing instrument until such time as changes that require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000 (2011) and $20,000 (2012), for a total of $200,000.

In January 2013, Tara Minerals entered into conversion agreements on the above referenced financial instruments to convert the financial instruments to a total of 1,600,000 shares of Tara Minerals’ common stock. In February 2013, the Company issued 300,000 shares of common stock and 1,300,000 additional shares are to be issued as of June 30, 2013.

Note 8.	Stockholders’ Equity

For the six months ended June 30, 2013, Tara Gold did not issue any shares of its common stock.

Note 9.	Non-controlling Interest

Cumulative results of these activities results in:

	June 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Common stock for cash	$15,941	$15,241
Common stock for services	5,743	5,626
Stock based compensation	5,615	5,556
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	2,142	1,342
Exploration expenses paid for in subsidiary common stock	4,146	4,146
Cumulative net loss attributable to non-controlling interest	(11,232)	(8,521)
Treasury stock	(500)	(500)
Other non-controlling interests	322	171
Total non-controlling interest	$22,177	$23,061

A summary of activity as of June 30, 2013 and changes during the period then ended is presented below (in thousands of U.S. dollars):

Non-controlling interest at December 31, 2012	$23,061
Common stock for cash	700
Common stock for services	117
Stock based compensation	59
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	800
Other	151
Net loss attributable to non-controlling interest	(2,711)
Non-controlling interest at June 30, 2013	$22,177

Note 10.	Options and Warrants

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following incentive plans which are registered under a Form S-8:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In May 2011, under its Incentive Stock Option Plan Tara Minerals granted two of its officers options for the purchase of 750,000 shares of common stock. In April 2013, the options were cancelled and Tara Minerals concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.25 per share and vest at various dates until April 2015. The options expire at various dates beginning April 2020. In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Tara Minerals has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested during the six months ended June 30, 2013 associated with this transaction were valued at $59,645.

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

	June 30, 2013	December 31, 2012
Expected volatility	218.84%	104.82% - 131.10%
Weighted-average volatility	0%	117.96%
Expected dividends	0	0
Expected term (in years)	2.00	1.00
Risk-free rate	0.22%	0.05% - 0.14%

A summary of option activity under the Plans as of June 30, 2013 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,750,000	$0.34
Granted	750,000	0.25
Exercised	-	-
Forfeited, expired or cancelled	(750,000)	0.48
Outstanding at June 30, 2013	2,750,000	$0.24	3.0	$157,640
Exercisable at June 30, 2013	2,340,000	$0.30	3.0	$157,640

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	160,000	$0.48
Granted	750,000	0.25
Vested	(340,000)	0.25
Forfeited, expired or cancelled	(160,000)	0.48
Non-vested at June 30, 2013	410,000	$0.37

A summary of warrant activity as of June 30, 2013 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,788,333	$1.38
Granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	(1,570,666)	-
Outstanding at June 30, 2013	1,217,667	$1.25	0.3	$-
Exercisable at June 30, 2013	1,217,667	$1.25	0.3	$-

 All warrants vest upon issuance.

Note 11.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2013
	(in thousands of U.S. dollars) (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired (See Note 11)	$1,596	$-	$-	$1,596
Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2012
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-
Liabilities:
Iron Ore Properties financial instrument, net	$600	$-	$(200)	$800

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

Iron Ore Properties Financial Instrument
Beginning balance	$800
Additions	1,596
Reductions (conversion of Iron Ore Instrument)	(800)
Ending balance	$1,596
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 12.	Re-acquisition of American Copper Mining, S.A. de C.V.

On April 4, 2012 Adit, sold its 99.99% owned subsidiary, ACM to Yamana. ACM’s primary asset is the Picacho group of concessions (the “Property”) located in Sonora, Mexico. The Property does not have any proven reserves.

Yamana had the option to terminate the Agreement within ten business days prior to the First Year Anniversary Date of escrow release for any reason. If the Agreement was terminated, Yamana would be required to return ownership of ACM and the underlying Property to the Company in good standing. If this occurred, the first cash payment made by Yamana would be retained by the Company.

On May 7, 2013, Adit received notice that Yamana was terminating the purchase agreement for the sale of Adit’s subsidiary, ACM. Under the terms of Yamana’s notice to Adit, the termination became effective May 9, 2013. At this time, per the amended agreement, the cancellation resulted in reverting ACM to Adit “as if the sale of ACM never took place”.

The Company has initially calculated the fair value of the assets purchased and liabilities assumed as follows (in thousands of U.S. dollars):

Assets:	May 8, 2013
Picacho Groupings	$1,571
Improvements (Mine site warehouse)	25
Liabilities:
None	-
Fair market value of net identifiable assets acquired	(1,596)
Less: Fair value of the consideration transferred for ACM	-
Add: Release of Adit’s tax liability due to the termination of the purchase	(1,901)
Value of assigned gain on bargain acquisition of ACM	$(3,497)

The Company is finalizing this transaction but did not identify any intangible items which qualify for separate disclosure or accounting apart from goodwill.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through June 30, 2013, Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales, $11,247,000 in exploration expenses and $47,232,000 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of approximately $9,325,000 pertaining to the issuance of stock based compensation and stock bonuses of Tara Minerals.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, are discussed below.

Three Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	312	707
Operating, general and administrative expenses	1,185	1,707
Net operating loss	$(1,497)	$(2,414)

For the three months ended June 30, 2013, exploration expenses decreased due to no technical data purchased, offset by preliminary work being performed at the Dixie mining district, and no work performed at Don Roman; compared to the three months ended June 30, 2012, when the Company focused primarily on the Champinon mining concession, including $430,000 for the purchase of Champinon’s technical data.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, are discussed below.

Three Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$169	$199
Compensation, officer employment contracts and bonuses	275	483
Professional fees	441	502

The decrease in investment banking and investor relations expense for the three months ended June 30, 2013, was due to the Tara Minerals’ efforts to obtain equity financing during 2013; compared to the three months ended June 30, 2012, when the Company’s  focused on obtaining funds through the sale of American Copper Mining (“ACM”).

The decrease in compensation, officer employment contracts and bonuses was due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013. Additionally, options vested/awarded decreased for the three months ended June 30, 2013 (valued at $59,645) when compared to the three months ended June 30, 2012 ($354,564).

 Professional fees for the three months ended June 30, 2013, consisted of legal services related to the acquisition of the Dixie Mining District, the settlement agreement reached with Carnegie related to the Champinon mining concession and the re-acquisition of ACM in addition to accounting and auditing services performed in the normal course of business. During the three months ended June 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

Material changes of certain items in Tara Gold’s Statement of Operations for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, are discussed below.

Six Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	554	860
Operating, general and administrative expenses	2,128	2,481
Net operating loss	$(2,682)	$(3,341)

For the six months ended June 30, 2013, exploration expenses decreased due to no technical data purchased, offset by limited preliminary work being performed at the Dixie Mining district, and no work performed at Don Roman; compared to the six months ended June 30, 2012, when the Company focused primarily on the Champinon mining concession, including $430,000 for the purchase of Champinon’s technical data.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, are discussed below.

Six Months Ended	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$290	$247
Compensation, officer employment contracts and bonuses	482	708
Professional fees	760	821

The increase in investment banking and investor relations expense for the six months ended June 30, 2013, was due to the Tara Minerals’ efforts to obtain equity financing during 2013; compared to the six months ended June 30, 2012, when the Company  focused on obtaining funds through the sale of ACM.

The decrease in compensation, officer employment contracts and bonuses was due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013. Additionally, options vested/awarded decreased for the six months ended June 30, 2013 (valued at $59,645) when compared to the six months ended June 30, 2012 ($244,865).

Professional fees for the six months ended June 30, 2013, were due to the payment for legal services related to the acquisition of the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession in addition to accounting and auditing services performed in the normal course of business. During the six months ended June 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Gold’s material sources and (uses) of cash during the six months ended June 30, 2013 and 2012:
	June 30, 2013	June 30, 2012
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(2,163)	$(3,321)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(184)	(20)
Proceeds from the sale or disposal of assets	2,200	-
Purchase of mining concession	(400)	-
Mining deposits	-	3
Proceeds from the sale of American Copper Mining	-	7,500
Investment in American Copper Mining	-	(33)
Payments made for construction in progress	-	(127)
Proceeds from notes payable	-	-
Payments toward notes payable	(16)
Change in due to/from related parties, net	-	(248)
Iron Ore Property Financial Instrument	-	50
Non-controlling interest – cash from the sale of common stock of subsidiaries	700	357
Cash, beginning of period	957	419

Tara Gold anticipates that its capital requirements during the twelve months ending June 30, 2014 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$2,680,000
Exploration and Development - Dixie Mining District, Idaho	6,752,000
Property taxes	89,000
General and administrative expenses	1,007,000

Tara Gold
Property taxes	1,000
General and administrative expenses	446,000
Total	$10,975,000

The capital requirements shown above include capital required by Tara Gold and subsidiaries.

As of June 30, 2013, Tara Minerals has continued its development of its U.S. based mining district, referred to as the Dixie Mining District of central Idaho, USA. To date, the land package consists of 6,721 acres of both patented and unpatented mining claims. The optioned claims include previously mined veins with historic sampling of the exposed outcrops averaging 14 grams/tonne of gold. Tara's initial focus is to assess the previously unmined veins for their near-term production potential. Tara has completed the process to acquire production related permits and is in the final stages of test work to determine the optimal processing and recovery methods. In addition, Tara has signed an agreement with Rock Solid Investments, an independent mill owner and operator, to process the gold ore recovered from Tara's Ponderosa project. Rock Solid owns a fully operational mill located in Denio, Humboldt County Nevada, capable of processing Tara's ore for the purpose of recovering precious metals and producing saleable concentrates.

Based on early 2013 work in the Dixie Mining District, it was determined that it was advantageous to focus resources on advancing towards production at Dixie, while continuing the preproduction work at the Don Roman district in Mexico. The potential for a shorter path to revenue, in Dixie, strengthens the future potential of both projects.

All work being done in Mexico, to prepare for production, will be done in a 43-101 compliant manner, with a focus on completing a technical report that further defines mineralized structures to establish reserves.  This work will also support the expansion planning for increasing production in 2014.

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

As of the date of this filing, the Company is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.   No payments toward Pirita were made in 2013 or 2012.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Gold and Tara Minerals are critically reviewing all properties for joint venture, option or sale opportunities.

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

Off-Balance Sheet Arrangements

At June 30, 2013, Tara Gold had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2013, our U.S. exploration property was not in operations. As of June 30, 2013 the Company is in the process of obtaining an identification number from the Federal Mine Safety and Health Administration (“MSHA”), and therefore does not have information to disclose about mine health and safety matters under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.35	Asignment of Rights Agreement for the Title Rights of Mining Rights for the La Currita Prospect, dated April 22, 2013	(2)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32.1	Section 1350 Certifications	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)           Filed with this report.

(2)           Incorporated by reference to exhibit filed with Tara Gold on Form 8-K filed on April 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: August 14, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)