Form 10-Q
period 2013-09-30
TARA GOLD RESOURCES CORP.
filed 2013-11-19
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
Yes ☐   No ☑

As of November 19, 2013, the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND FOR
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH SEPTEMBER 30, 2013

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$247	$957
Other receivables, net	275	304
Due from related parties, net of due to	95	89
Deferred tax asset, current portion	-	3,323
Other current assets	154	54
Assets held for disposal, net	32	132
Total current assets	803	4,859

Property, plant, equipment, mine development, land and construction in progress, net	7,558	8,878
Deferred tax asset, non-current portion	-	2,961
Other assets	27	52
Total assets	$8,388	$16,750

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,875	$3,460
Notes payable, current portion	189	1,114
Total current liabilities	2,064	4,574
Notes payable, non-current portion	32	722
Total liabilities	2,096	5,296

Iron Ore Properties financial instrument, net	-	600

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(25,724)	(22,720)
Accumulated other comprehensive loss	(156)	(377)
Total Tara Gold stockholders’ deficit	(14,990)	(12,207)
Non-controlling interest	21,282	23,061
Total stockholders’ equity	6,292	10,854
Total liabilities and stockholders’ equity	$8,388	$16,750

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

For the Three Months Ended September 30,	For the Nine Months Ended September 30,	From Inception October 14, 1999 to September 30,
2013	2012	2013	2012	2013
Revenues:
Revenue from website development and software	$-	$-	$-	$-	$168
Mining revenues	-	-	-	-	557
Total revenues	-	-	-	-	725
Cost of revenue	-	-	-	-	759
Gross margin	-	-	-	-	(34)
Exploration expenses	663	345	1,217	1,205	11,910
Operating, general, and administrative expenses	427	858	2,555	3,339	47,659
Net operating loss	(1,090)	(1,203)	(3,772)	(4,544)	(59,603)

Non-operating income (loss):
Interest income	13	7	38	21	413
Interest expense	(2)	(3)	(206)	(12)	(1,461)
Settlement loss, net	(203	)-	-	(1,065	)-	-	(931)
Loss on extinguishment of debt, net	- -	-	- -	-	(2,186)
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	-	-	21,036
(Loss) or gain on sale or disposal of assets	-	(9)	1,019	(9)	614
Gain on acquisition of mining concession and mining assets	-	-	-	-	100
Realized loss on the sale of marketable securities	-	-	-	-	(5,099)
Gain on sale of net cash flow interest	-	-	-	-	197
Gain on Tara Minerals stock dividend	-	-	-	-	1,028
Impairment loss of long lived asset	-	-	-	-	(171)
(Loss) or gain on bargain acquisition of ACM	(7)	-	3,490	-	3,490
Other income	-	2	-	2	1,347
Total non-operating (loss) income	(199)	(3)	3,276	2	18,377
Loss before income taxes	(1,289)	(1,206)	(496)	(4,542)	(41,226)
Income tax (provision) benefit	(1,359)	-	(6,284)	-	345
Loss from continuing operations	(2,648)	(1,206)	(6,780)	(4,542)	(40,881)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	-	-	(1,021)
Gain from discontinued operations, net of tax	-	-	-	3,576	3,576

Net loss	(2,648)	(1,206)	(6,780)	(966)	(38,326)

Net loss (income) attributable to non-controlling interest	1,065	530	3,776	(321)	12,602

Net loss attributable to Tara Gold’s shareholders	(1,583)	(676)	(3,004)	(1,287)	(25,724)

Other comprehensive income (loss):
Foreign currency translation (loss) income	(105)	(46)	221	(96)	(156)
Total comprehensive loss	$(1,688)	$(722)	$(2,783)	$(1,383)	$(25,880)

Net (loss) income per share, basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.01)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	From Inception October 14, 1999 to September 30, 2013
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(3,004)	$(1,287)	$(25,724)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	242	202	1,514
Allowance for doubtful accounts	(277)	470	3,722
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Loss on conversion of debt to subsidiary’s common stock	-	-	783
Loss on debt due to extinguishment and conversion, net	-	-	1,383
Gain from discontinued operations, net of tax	-	(3,576)	(2,575)
Deferred tax asset, net	6,284	-	(959)
Non-controlling interest in net loss of consolidated subsidiaries	(3,776)	321	(12,602)
Amortization of beneficial conversion	200	-	850
Loss on the disposal of assets	(1,019)	-	(797)
Realized loss on the sale of marketable securities	-	-	4,993
Common stock of subsidiary issued and option valuation for services	187	164	6,814
Subsidiaries’ stock based compensation and stock bonuses	60	245	9,199
Exploration expenses paid with stock of subsidiaries	-	430	4,146
Settlement loss, net	1,065	-	630
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	-	(1,028)
Impairment of long lived asset	-	-	171
Gain on bargain acquisition of ACM	(3,490)	-	(3,490)
Other	-	38	153
Changes in current operating assets and liabilities:
Other receivables	279	(445)	(1,398)
Other assets	(75)	(29)	(949)
Accounts payable and accrued expenses	288	(1,116)	2,447
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(3,036)	(4,583)	(30,747)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	(217)	(532)	(4,029)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	2,200	-	2,931
Purchase of mining concession	(650)	-	(491)
Mining deposits	-	2	(179)
Loans to unrelated third parties	-	-	(380)
Proceeds from the sale of American Copper Mining	-	7,500	7,500
Investment in American Copper Mining in 2012	-	(33)	(33)
Other	-	-	(6)
Net cash provided by investing activities	1,333	6,937	11,635

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)
 (In thousands of U.S. Dollars)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	From Inception October 14, 1999 to September 30, 2013
Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	-	-	480
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(22)	(698)	(11,676)
Payments toward notes payable, related party	-	(100)	(100)
Change in due to/from related parties, net	(6)	(257)	17
Non-controlling interest – cash from sale of common stock of subsidiaries	800	357	13,626
Payments from joint venture partners	-	-	10,020
Cash from the sale of common stock	-	-	5,753
Iron Ore Properties financial instrument	-	50	800
Other	-	-	(9)
Net cash provided by (used in) financing activities	772	(648)	19,111

Effect of exchange rate changes on cash	221	(96)	248

Net (decrease) increase in cash	(710)	1,610	247
Beginning of period cash balance	957	419	-
End of period cash balance	$247	$2,029	$247

Supplemental Information:
Interest paid	$7	$16	$968
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$800	$-	$2,092
Issuance of common stock for assets	$-	$-	$304
Purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$2,147	$20,333
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$-	$20	$591
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$348	$1,564
Purchase of property and equipment through debt and common stock	$29	$-	$1,862
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$-	$22	$433
Construction in progress or mining deposit reclassified to property, plant and equipment	$113	$(175)	$113
Reclassification of assets held for disposal, net	$-	$-	$132
Sale of mining concession on credit	$200	$-	$200
Other	$-	$-	$90

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

In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation. Tara Minerals also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”) (See Note 11). Tara Gold’s operations in Mexico are conducted through Amermin and AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties. All of Tara Gold’s operations in Mexico are conducted through its Mexican subsidiaries.

As of September 30, 2013, Tara Gold owned approximately 50% of the outstanding common stock of Tara Minerals. In June 2013, Tara Gold purchased 4,500,000 shares of Tara Minerals’ common stock, for an aggregate consideration of $1,350,000, or $0.30 a share.

Tara Gold focuses primarily on gold mining concessions. Tara Minerals’ primary focus is also on gold and silver, in addition to industrial minerals, copper, lead, zinc, iron and other associated metals.

On May 25, 2011, Tara Gold commenced distributing its shares of Tara Minerals to its shareholders by distributing one share of Tara Minerals for every 20 outstanding shares of Tara Gold. Tara Gold plans to make additional distributions until all Tara Minerals shares held by Tara Gold have been distributed to Tara Gold’s shareholders.

After Tara Gold has distributed all of its Tara Minerals shares, Tara Gold will not have any interest in the properties owned by Tara Minerals, AMM, Adit or ACM.

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

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2013 and December 31, 2012, the condensed consolidated results of its operations for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the nine months ended September 30, 2013 and 2012. Mexican pesos per one U.S. dollar:

	September 30, 2013
Current exchange rate	Ps.	13.1450
Weighted average exchange rate for the nine months ended	Ps.	12.6796

	September 30, 2012
Current exchange rate	Ps.	12.8521
Weighted average exchange rate for the nine months ended	Ps.	13.2391

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

	September 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,556	$2,829
Allowance – other receivables	360	364
Total	$2,916	$3,193

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

Recently Adopted and Recently Issued Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The adoption of this accounting standard update  became effective for the Company’s interim and annual reporting periods beginning January 1, 2013  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2013 the Company, through its subsidiary, Amermin, sold its Auriferos mining concessions for $200,000, including the corresponding value added tax, on credit. Per the sale agreement the first cash payment is due on February 2014.

Note 3.	Property, plant, equipment, mine development, land and construction in progress, net

	September 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

La Currita (a)	-	1,253
Pilar	728	728
Don Roman	522	522
Las Nuvias	100	100
Centenario	636	636
La Verde	60	60
La Palma	80	80
Champinon (b)	-	2,154
Dixie Mining District (c)	650	-
Picacho Groupings (See Note 11)	1,571	-
Mining concessions	4,347	5,533

Construction in progress	-	269
Property, plant and equipment	4,359	3,982
	8,726	9,804
Less – accumulated depreciation	(1,168)	(926)
	$7,558	$8,878

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

a.	On April 22, 2013, the Company, through its subsidiary, Amermin, sold its La Currita mining concessions for $2,250,000, plus the corresponding value added tax, for a total of $2,610,000.

As of September 30, 2013, the Company received $2,200,000, plus the corresponding value added tax. The Company recorded a gain of $946,560 on the sale of the mining concession.

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

Per the Agreement dated March 15, 2013, the Company retained ownership of 14 hectares of the Champinon mining concession which the Company valued at $203,000. As of September 2013, the Company was notified of a default of the purchase contract by non-performance of Carnegie; the Company concluded that at this time the probability of retaining claim on the 14 hectares of the Champinon mining concession is remote and therefore removed the mining concession from its books and recognized it as an additional loss on the Agreement.

The Company recognized a total loss of $1,065,000 on the Agreement mentioned above.

c.
In May 2013, the Company acquired the Dixie Mining District, located in Idaho, from an independent third party for $400,000. The purchase price was paid in full in 2013. In September 2013 the Company exercised its option to acquire 20 additional acres of unpatented mining claims to add to the Dixie Mining District, for an effective purchase price of $250,000. To date, the land package consists of 6,741 acres consisting of both patented and unpatented mining claims.

The independent third party shall receive royalties upon all ores, mineral-bearing rock and other deposits extracted and shipped or milled, treated, and sold from the property in the amount of 3% of the net smelter or mill returns earned from the property prior to December 31, 2014. The royalty agreement provides that the payment of the royalty shall terminate upon the independent third party receiving $558,160. If that amount is not paid as of December 31, 2014, the Company is required to pay the difference. No royalty shall be owed to the independent third party if mining on the property is not economically feasible. As of September 30, 2013, no royalty payments have been paid.

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

The provision for federal and state income taxes for the nine months ended September 30, 2013  includes elements of Tara Gold as a separate filing entity, Tara Minerals and Adit as a consolidated filing entity, and AMM and Amermin (Mexico Companies) as separate filing entities.

The September 30, 2013, and since inception income tax benefit, net of tax associated with discontinued operations, is as follows
 (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
Current asset (liability) - total	$-	$-	$-	$-
Deferred asset (liability) - total	927	7,367	3,275	11,472
Valuation allowance	(927)	(7,367)	(3,275)	(11,472)
Income tax benefit, since inception	$-	$-	$-	$-

As further discussed in Note 11, the Company sold 100% of its interest in ACM in April 2012 and re-acquired it on May 9, 2013.

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.
•	The capitalization of foreign mining exploration expenses for U.S. federal income tax purposes.
•      A carry forward of a net operating loss.

At September 30, 2013, total deferred tax assets and deferred tax liabilities are as follows (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
Deferred tax asset – current	$927	$276	$-	$1,203
Deferred tax asset – non-current	-	7,091	3,275	10,269
Total deferred tax asset	927	7,367	3,275	11,472

Deferred tax liability – current	-	-	-	-
Deferred tax liability – non-current	-	-	-	-
Total deferred tax liability	-	-	-	-

Valuation allowance	(927)	(7,367)	(3,275)	(11,472)
Net deferred tax asset (liability)	$-	$-	$-	$-

Tara Minerals’ U.S. deferred tax asset has been reduced from approximately $6,284,000 to zero due to management’s forecast on the ability to utilize the related deferred tax assets as of 2013 or in 2014.

Net operating losses generated in Mexico may only be used to offset income generated in Mexico. Amermin has net operation losses of approximately $1,742,000 and a remaining estimated deferred tax benefit of $523,000. AMM has a net operating loss in Mexico of approximately $1,055,000 with an estimated deferred tax benefit of $317,000. The net operating loss and estimated tax benefit has been added to net operating losses and tax benefits from previous years.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for the Company and all subsidiaries as of September 30, 2013.

Net operating losses expire as follows (in thousands of U.S. dollars):

	Tara Gold	Tara Minerals	Mexico Companies	Total
December 31, 2029	$879	$-	$-	$879
December 31, 2030	270	6,810	4,169	11,249
December 31, 2031	657	2,330	1,775	4,762
December 31, 2032	674	-	1,468	2,142
December 31, 2033	-	-	2,797	2,797
Total net operating loss	$2,480	$9,140	$10,209	$21,829

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

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows (in thousands of U.S. dollars):

	2013
	Amount	Percentage
Tax at statutory federal rate	$(174)	(35%)
Temporary differences
Exploration cost - current	9	1.8%
Exploration cost – non-current	333	67.1%
Stock based compensation	21	4.2%
Net operating loss	161	32.5%
Net operating loss carrryforward	829	167.1%
Decrease in deferred tax asset due to net operating losses reduced by profits	(2,900)	(584.4%)
Valuation allowance for U.S. Companies	7,367	1,484.6%
Valuation allowance for Mexico	638	128.6%
Tax benefit at effective rate	$6,284	1,266.5%

Note 5.	Notes Payable

The following table represents the outstanding balance of notes payable.

	September 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$150	$1,772
Auto loans	71	64
	221	1,836
Less – current portion	(189)	(1,114)
Non-current portion	$32	$722

In March 2008, Pershimco Resources transferred its mineral claims and obligations linked to the Mariana and Mezquite prospect to Tara Gold. The obligations transferred to Tara Gold were remaining debt payments of $190,000, which included value-added taxes of $25,907. The effective purchase price of this property was $171,451, plus value-added taxes.

In December 2012, Tara Gold could not determine whether the note holder or Tara Gold held title to this property, and, as a result, impaired the property. As of September 30, 2013, Tara Gold was negotiating to amend its agreements with this vendor regarding the Mariana and Mesquite Prospect and cancel the related notes payable of $150,000, including applicable value added tax.

During the quarter ended September 30, 2013, Tara Minerals purchased a vehicle to be used in operations for $31,038. Tara Minerals paid $2,000 as a down payment and financed the remainder amount of $29,038 by issuing a note payable. The note carries interest at 3.74% and matures in August 2018. As of September 30, 2013 the outstanding balance on the loan was $28,157.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars):

	2013	2014	2015	2016	2017	Total

Mining concessions	$150	$-	$-	$-	$-	$150
Auto loans	39	15	6	6	5	71
Total	$189	$15	$6	$6	$5	$221

Note 6.	Related Party Transactions

	September 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Due to related parties	$(1,075)	$(980)
Due from related parties	1,170	1,069
	$95	$89

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

As of September 30, 2013, Amermin has loaned a total of $989,195 to AMM at 0% interest, due on demand.

As of September 30, 2013, Tara Gold owed Tara Minerals a total of $190,148 at 0% interest, due on demand. During the nine months ended September 30, 2013, Tara Gold made a payment in the amount of $995,976 to Tara Minerals for amounts previously borrowed.

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. Notes due May 2013 and August 2013 were extended for one year. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between October 2013 (see Note 12) and August 2014. As of September 30, 2013 Tara Minerals owed Adit $5,254,709 in interest and principal.

Note 7.	Iron Ore Properties and Related Financial Instrument

The Company raised $750,000 (2011) and $50,000 (2012), for a total of $800,000 through a financial instrument to fund potential Iron Ore Properties. The financial instrument has no repayment requirement, except if the Iron Ore Properties generate revenue. As the Company’s common stock had not been issued and this is not a debt instrument, the amount raised was treated as a temporary financing instrument until such time as changes that require debt or permanent equity treatment. The beneficial conversion feature of this instrument was determined to be $180,000 (2011) and $20,000 (2012), for a total of $200,000.

In January 2013, Tara Minerals entered into conversion agreements on the above referenced financial instruments to convert the financial instruments to a total of 1,600,000 shares of Tara Minerals’ common stock. In February 2013, the Company issued 300,000 shares of Tara Minerals’ common stock and 1,300,000 additional shares were issued October 2013.

Note 8.	Stockholders’ Equity

For the nine months ended September 30, 2013, Tara Gold did not issue any shares of its common stock.

Note 9.	Non-controlling Interest

Cumulative results of these activities results in:

	September 30, 2013	December 31, 2012
	(In thousands of U.S. Dollars)
	(Unaudited)
Common stock for cash	$16,041	$15,241
Common stock for services	5,813	5,626
Stock based compensation	5,615	5,556
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	2,142	1,342
Exploration expenses paid for in subsidiary common stock	4,146	4,146
Cumulative net loss attributable to non-controlling interest	(12,298)	(8,521)
Treasury stock	(500)	(500)
Other non-controlling interests	323	171
Total non-controlling interest	$21,282	$23,061

A summary of activity as of September 30, 2013 and changes during the period then ended is presented below (in thousands of U.S. dollars):

Non-controlling interest at December 31, 2012	$23,061
Common stock for cash	800
Common stock for services	187
Stock based compensation	59
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	800
Other	151
Net loss attributable to non-controlling interest	(3,776)
Non-controlling interest at September 30, 2013	$21,282

Note 10.	Options and Warrants

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following incentive plans which are registered under a Form S-8:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

In May 2011, under its Incentive Stock Option Plan Tara Minerals granted two of its officers options for the purchase of 750,000 shares of common stock. In April 2013, the options were cancelled and Tara Minerals concurrently granted new Incentive Stock Options to the officers; under this new grant the officers have the option to purchase 750,000 shares of common stock, exercisable at a price of $0.25 per share and vest at various dates until April 2015. The options expire at various dates beginning April 2020. In accordance with the Stock Compensation Topic, FASB ASC 718-20-35, Tara Minerals has analyzed the cancellation of the award accompanied by the concurrent grant of a replacement award and determined that there was no further incremental compensation cost. The options that vested during the nine months ended September 30, 2013 associated with this transaction were valued at $59,645.

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

	September 30, 2013	December 31, 2012
Expected volatility	218.84%	104.82% - 131.10%
Weighted-average volatility	0%	117.96%
Expected dividends	0	0
Expected term (in years)	2.00	1.00
Risk-free rate	0.22%	0.05% - 0.14%

A summary of option activity under the Plans as of September 30, 2013 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,750,000	$0.34
Granted	750,000	0.25
Exercised	-	-
Forfeited, expired or cancelled	(750,000)	0.48
Outstanding at September 30, 2013	2,750,000	$0.24	3.0	$273,000
Exercisable at September 30, 2013	2,340,000	$0.30	3.0	$273,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	160,000	$0.48
Granted	750,000	0.25
Vested	(340,000)	0.25
Forfeited, expired or cancelled	(160,000)	0.48
Non-vested at September 30, 2013	410,000	$0.25

A summary of warrant activity as of September 30, 2013 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,788,333	$1.38
Granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	(2,788,333)	(1.38)
Outstanding at September 30, 2013	-	$-	0.0	$-
Exercisable at September 30, 2013	-	$-	0.0	$-

 All warrants vest upon issuance.

Note 11.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2013
	(in thousands of U.S. dollars) (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired (See Note 12)	$1,589	$-	$-	$1,589
Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2012
	(in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-
Liabilities:
Iron Ore Properties financial instrument, net	$600	$-	$(200)	$800
The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

Iron Ore Properties Financial Instrument
Beginning balance	$800
Additions	1,596
Reductions (conversion of Iron Ore Instrument)	(807)
Ending balance	$1,589
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at reporting date	$-

Note 12.	Re-acquisition of American Copper Mining, S.A. de C.V.

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

The Company has initially calculated the fair value of the assets purchased and liabilities assumed as follows (in thousands of U.S. dollars):

Assets:	May 8, 2013
Picacho Groupings	$1,571
Improvements (Mine site warehouse)	18
Liabilities:
None	-
Fair market value of net identifiable assets acquired	1,589
Less: Fair value of the consideration transferred for ACM	-
Add: Release of Adit’s tax liability due to the termination of the purchase	1,901
Value of assigned gain on bargain acquisition of ACM	$3,490

The Company is finalizing this transaction but did not identify any intangible items which qualify for separate disclosure or accounting apart from goodwill.

Note 13.	Subsequent Events

The following are intercompany transactions eliminated during the consolidation of financial statements:

a)	In October 2013, Tara Gold loaned Tara Minerals $120,000 at 0% interest, due on demand.

b)
In October 2013, three promissory notes for $775,000 plus interest, due in October 2013 between Adit and Tara Minerals were extended one year, bearing interest at U.S. prime rate plus 3.25% per year (see Note 6). This is an intercompany transaction that eliminates during the consolidation of financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through September 30, 2013, Tara Gold generated revenue of approximately $725,000 and incurred expenses of approximately $759,000 in cost of sales, $11,910,000 in exploration expenses and $47,659,000 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of approximately $9,325,000 pertaining to the issuance of stock based compensation and stock bonuses of Tara Minerals and Tara Gold.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, are discussed below.

Three Months Ended	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	663	345
Operating, general and administrative expenses	427	858
Net operating loss	$(1,090)	$(1,203)

For the three months ended September 30, 2013, exploration expenses increased due to work performed at the Dixie Mining District, and no work performed at Don Roman; compared to the three months ended September 30, 2012, when the Company focused primarily on the Champinon mining concession. Additionally, expenses for the Dixie Mining District were the highest in the three months ended September 30, 2013 due to the Company’s exploitation schedule, whereas the majority of exploration at the Champinon mining concession in 2012 occurred earlier in the year. In both periods exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, are discussed below.

Three Months Ended	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Bad debt expense	$(61)	$157
Compensation, officer employment contracts and bonuses	197	233
Professional fees	60	140

Generally, operating, general and administrative expenses were the same in the three months ended September 30, 2013 compared to September 30, 2012 as the Company focused on exploration in the Dixie Mining District.

Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. The decrease in bad debt expense for the three months ended September 30, 2013 was due to the allowance in IVA receivables; offset by bad debt recovery due to the sale of La Currita and the ability to use the IVA receivable against the related IVA payable; compared to the three months ended September 30, 2012, when bad debt was only due to the allowance in IVA receivables.

The decrease in compensation, officer employment contracts and bonuses was due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013.

 Professional fees for the three months ended September 30, 2013, consisted of legal services related to the acquisition of the Dixie Mining District, the settlement agreement reached with Carnegie related to the Champinon mining concession and the re-acquisition of ACM in addition to accounting and auditing services performed in the normal course of business. During the three months ended September 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

Material changes of certain items in Tara Gold’s Statement of Operations for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, are discussed below.

Nine Months Ended	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	1,217	1,205
Operating, general and administrative expenses	2,555	3,339
Net operating loss	$(3,772)	$(4,544)

For the nine months ended September 30, 2013, exploration expenses increased slightly due to work performed at the Dixie Mining District, and no work performed at Don Roman; compared to the nine months ended September 30, 2012, when the Company focused primarily on the Champinon mining concession, including $680,000 for the purchase of Champinon’s technical data ($430,000 paid with stock and $250,000 with cash). In both periods exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies other mine expenses and two full time engineers.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, are discussed below.

Nine Months Ended	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Bad debt expense	$48	$268
Investment banking and investor relations expense	324	291
Compensation, officer employment contracts and bonuses	679	941
Professional fees	820	961

Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. The decrease in bad debt expense for the nine months ended September 30, 2013 was due to the allowance in IVA receivables; offset by bad debt recovery due to the sale of La Currita and the ability to use the IVA receivable against the related IVA payable; compared to the nine months ended September 30, 2012, when bad debt was only due to the allowance in IVA receivables.

The increase in investment banking and investor relations expense for the nine months ended September 30, 2013, was due to the Company’s efforts to obtain equity financing during 2013; compared to the nine months ended September 30, 2012, when the Company  focused on obtaining funds through the sale of ACM.

The decrease in compensation, officer employment contracts and bonuses was due to the U.S. controller position being outsourced starting in 2012, offset by additional personnel hired during March 2013. Additionally, options vested/awarded decreased for the nine months ended September 30, 2013 (valued at $59,645) when compared to the nine months ended September 30, 2012 ($244,865).

Professional fees for the nine months ended September 30, 2013, were due to the payment for legal services related to the acquisition of the Dixie Mining District, the acquisition of additional acres to be added to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession in addition to accounting and auditing services performed in the normal course of business. During the nine months ended September 30, 2012, professional services were due to legal and consulting services used in the negotiations of the agreement for the sale of ACM and services used for the Champinon property.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Gold’s material sources and (uses) of cash during the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(3,036)	$(4,583)
Acquisition of property, plant, equipment, mine development, land and construction in progress	(217)	(268)
Proceeds from the sale or disposal of assets	2,200	-
Purchase of mining concession	(650)	-
Mining deposits	-	2
Proceeds from the sale of American Copper Mining	-	7,500
Investment in American Copper Mining	-	(33)
Payments toward notes payable	(22)	(698)
Payments toward notes payable, related party	-	(100)
Change in due to/from related parties, net	(6)	(257)
Iron Ore Property Financial Instrument	-	50
Non-controlling interest – cash from the sale of common stock of subsidiaries	800	357
Cash, beginning of period	957	419

Tara Gold anticipates that its capital requirements during the twelve months ending September 30, 2014 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$3,557,000
Exploration and Development - Dixie Mining District, Idaho	260,000
Property taxes	110,000
General and administrative expenses	1,066,000

Tara Gold
General and administrative expenses	375,000
Total	$5,268,000

The capital requirements shown above include capital required by Tara Gold and subsidiaries.

As of September 30, 2013, Tara Minerals expanded its holdings  in its U.S. based mining district, referred to as the Dixie Mining District, by executing its option to purchase the Ontario Mine . To date, the land package consists of 6,741 acres of both patented and unpatented mining claims. The optioned claims include previously mined veins with a historic sampling of the exposed outcrops averaging 14 grams/tonne of gold.

Tara Minerals has completed bulk sampling for 2013 at the Dixie Mining District, and will be reviewing and using the incoming data to update its plans for the district. The data will include the final results of the milling and the total yield of the bulk sample. In addition, ongoing preproduction planning for the Don Roman District in Mexico has resulted in the identification of additional potential start-up mill feed, material for processing, being identified.

As the Dixie project is being winterized (shutting down for winter due to snow), operational management is also preparing for the advancement of the Don Roman Project. The production plans for Don Roman are being updated according to the most recent surface discoveries, and some mill reconditioning has commenced.

Tara Gold will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order, Tara Gold’s common stock was removed from the Pink Sheets and until July 18, 2011 traded only on an unsolicited basis. As a result of the Commission’s ruling on July 18, 2011 (see Item 3 above), all trading in Tara Gold’s stock ceased. In 2012, Tara Gold successfully filed a Form 10 which cleared SEC comments November 30, 2012. To begin trading once again Tara Gold is working with a third market maker in attempts to complete the 15C2-11 process.

On May 25, 2011, Tara Gold distributed one share of Tara Minerals for every 20 issued and outstanding shares of Tara Gold.  Tara Gold plans to make additional distributions until all Tara Minerals’ shares held by Tara Gold have been distributed to Tara Gold’s shareholders. Once this is complete, Tara Gold will not have any interest in the properties owned by Tara Minerals or Adit.

As of the date of this filing, the Company is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.   No payments toward Pirita were made in 2013 or 2012.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Gold and Tara Minerals are currently reviewing all properties for joint venture, option or sale opportunities.

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

Off-Balance Sheet Arrangements

At September 30, 2013, Tara Gold had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.35	Asignment of Rights Agreement for the Title Rights of Mining Rights for the La Currita Prospect, dated April 22, 2013	(2)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32.1	Section 1350 Certifications	(1)
95.1	Mine Safety Disclosures	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)           Filed with this report.

(2)           Incorporated by reference to exhibit filed with Tara Gold on Form 8-K filed on April 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARA GOLD RESOURCES CORP.

Dated: November 19, 2013	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., Director and
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ Lynda R. Keeton-Cardno, CPA
Lynda R. Keeton-Cardno, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)