Form 10-Q
period 2014-03-31
TARA GOLD RESOURCES CORP.
filed 2014-05-19
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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
Yes ☐   No ☑

As of May 19, 2014, the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND FOR
THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND
THE PERIOD FROM INCEPTION (OCTOBER 14, 1999) THROUGH MARCH 31, 2014

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$85	$82
Other receivables, net	328	306
Due from related parties, net of due to	105	95
Other current assets	122	138
Assets held for disposal, net	32	32
Total current assets	672	653

Property, plant, equipment, mine development and land, net	7,171	7,452
Total assets	$7,843	$8,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,213	$2,670
Notes payable, current portion	269	188
Convertible notes payable, net	205	76
Total current liabilities	3,687	2,934
Notes payable, non-current portion	24	28
Total liabilities	3,711	2,962

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(27,345)	(26,633)
Accumulated other comprehensive loss	(148)	(144)
Total Tara Gold stockholders’ deficit	(16,603)	(15,887)
Non-controlling interest	20,735	21,030
Total stockholders’ equity	4,132	5,143
Total liabilities and stockholders’ equity	$7,843	$8,105

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended March 31,		From Inception October 14, 1999 to March 31,
	2014	2013	2014
Revenues:
Revenue from website development and software	$-	$-	$168
Mining revenues	105	-	662
Total revenues	105	-	830
Cost of revenue	-	-	759
Gross margin	105	-	71
Exploration expenses	186	242	12,613
Operating, general, and administrative expenses	869	943	49,379
Net operating loss	(950)	(1,185)	(61,921)

Non-operating (loss)income:
Interest income	12	13	438
Interest expense	(126)	(202)	(1,635)
Settlement loss, net	-	(862)	(931)
Gain (loss) on extinguishment of debt, net	5	-	(2,188)
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	21,036
(Loss) gain on sale or disposal of assets	(55)	-	558
Gain on acquisition of mining concession and mining assets	-	-	100
Realized loss on the sale of marketable securities	-	-	(5,099)
Gain on sale of net cash flow interest	-	-	197
Gain on Tara Minerals stock dividend	-	-	1,028
Impairment loss of long lived asset	-	-	(199)
Gain on bargain acquisition of ACM	-	-	3,490
Other income	12	-	1,359
Total non-operating (loss) income	(152)	(1,051)	18,154
Loss before income taxes	(1,102)	(2,236)	(43,767)
Income tax benefit	-	-	345
Loss from continuing operations	(1,102)	(2,236)	(43,422)
Discontinued operations:
Loss from operations of oil properties and La Escuadra	-	-	(1,021)
Gain from discontinued operations, net of tax	-	-	3,576

Net loss	(1,102)	(2,236)	(40,867)

Net loss attributable to non-controlling interest	390	1,085	13,522

Net loss attributable to Tara Gold’s shareholders	(712)	(1,151)	(27,345)

Other comprehensive loss:
Foreign currency translation loss	(4)	(68)	(148)
Total comprehensive loss	$(716)	$(1,219)	$(27,493)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)
	For the Three Months Ended March 31,		From Inception October 14, 1999 to March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(712)	$(1,151)	$(27,345)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	78	77	1,677
Allowance for doubtful accounts	2	183	3,736
Common stock issued for services and other expenses	-	-	2,599
Stock based compensation and stock bonuses	-	-	126
Gain on deconsolidation, dissolution and sale of joint venture interest	-	-	(20,311)
Non-cash expense due to deconsolidation of joint venture	-	-	216
Gain (loss) on extinguishment of debt, net	-	-	783
Loss on debt due to extinguishment and conversion, net	(5)	-	1,383
Gain from discontinued operations, net of tax	-	-	(2,575)
Deferred tax asset, net	-	-	(959)
Non-controlling interest in net loss of consolidated subsidiaries	(390)	(1,085)	(13,522)
Amortization of beneficial conversion feature	114	200	1,010
Loss on the disposal of assets	55	-	(741)
Realized loss on the sale of marketable securities	-	-	4,993
Common stock of subsidiary issued and option valuation for services	-	18	6,847
Subsidiaries’ stock based compensation and stock bonuses	-	-	9,200
Exploration expenses paid with stock of subsidiaries	-	-	4,146
Settlement loss, net	-	862	630
Gain on acquisition of mining concession and mining assets	-	-	(430)
Gain on sale of net cash flow interest	-	-	(197)
Gain on Tara Minerals stock dividend	-	-	(1,028)
Impairment of long lived asset	-	-	199
Gain on bargain acquisition of ACM	-	-	(3,490)
Other	-	-	153
Changes in current operating assets and liabilities:
Other receivables	28	(180)	(1,413)
Other assets	16	(14)	(917)
Accounts payable and accrued expenses	725	217	3,980
Deferred joint venture income	-	-	(33)
Net cash used in operating activities	(89)	(873)	(31,283)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	-	-	(4,029)
Proceeds from the sale of marketable securities	-	-	6,322
Proceeds from the sale or disposal of assets	-	-	2,931
Purchase of mining concession	-	-	(491)
Mining deposits	-	(221)	(179)
Loans to unrelated third parties	-	-	(380)
Proceeds from the sale of ACM	-	-	7,500
Investment in ACM	-	-	(33)
Other	-	-	(6)
Net cash (used in) provided by investing activities	-	(221)	11,635

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)
 (In thousands of U.S. Dollars)

	For the Three Months Ended March 31,		From Inception October 14, 1999 to March 31,
	2014	2013	2014
Cash flows from financing activities:
Proceeds from short term debt	-	-	72
Proceeds from notes payable, related party	-	-	150
Proceeds from notes payable	110	-	1,540
Payments toward short term debt	-	-	(22)
Payments toward notes payable	(4)	(6)	(11,685)
Payments toward notes payable, related party	-	-	(100)
Change in due to/from related parties, net	(10)	(1)	7
Non-controlling interest – cash from sale of common stock of subsidiaries	-	700	13,750
Payments from joint venture partners	-	-	10,020
Cash from the sale of common stock	-	-	5,753
Other	-	-	(9)
Net cash provided by financing activities	96	693	19,476

Effect of exchange rate changes on cash	(4)	(68)	257

Net increase (decrease) in cash	3	(469)	85
Beginning of period cash balance	82	957	-
End of period cash balance	$85	$488	$85

Supplemental Information:
Interest paid	$7	$2	$974
Income taxes paid	$-	$-	$10

Non-cash Investing and Financing Transactions:
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$-	$800	$2,092
Issuance of common stock for assets	$-	$-	$304
Purchase of concession paid with notes payable or mining deposit plus capitalized interest	$-	$-	$20,333
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$95	$-	$806
Recoverable value-added taxes incurred through additional debt and due to related party, net of mining concession modification	$-	$-	$1,564
Purchase of property and equipment through debt and common stock	$-	$-	$1,862
Receipt of stock for joint venture payments and fee income	$-	$-	$2,301
Accrued and capitalized interest	$-	$-	$433
Sale of mining concession on credit	$-	$-	$200
Other	$-	$-	$241

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Consolidated Financial Statements of Tara Gold Resources Corp. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Significant accounting policies disclosed therein have not changed except as noted below.

In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Tara Minerals Corp. (“Tara Minerals”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation. Tara Minerals also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”). All of Tara Gold’s operations in Mexico are conducted through Amermin and AMM since Mexican law provides that only Mexican corporations are allowed to own mining properties.

As of March 31, 2014, Tara Gold owned approximately 50% of the outstanding common stock of Tara Minerals.

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

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of March 31, 2014 and December 31, 2013, the condensed consolidated results of its operations for the three months ended March 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the three months ended March 31, 2014 and 2013. Mexican pesos per one U.S. dollar:

	March 31, 2014
Current exchange rate	Ps.	13.0841
Weighted average exchange rate for the three months ended	Ps.	13.2339

	March 31, 2013
Current exchange rate	Ps.	12.3546
Weighted average exchange rate for the three months ended	Ps.	12.6468

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

	March 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,538	$2,537
Allowance – other receivables	392	391
Total	$2,930	$2,928

AMM received refunds of IVA taxes during January and February 2014 for a total refund of $40,489.

Reclamation and remediation costs (asset retirement obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs incurred or accrued as of March 31, 2014 and 2013.

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

Note 2.	Other receivables, net

	March 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Other receivables – recoverable value-added taxes	$2,619	$2,643
Other receivables – Auriferos	175	200
Other receivables	464	391
Total other receivables	3,258	3,234
Allowance – recoverable value-added taxes	(2,538)	(2,537)
Allowance – other receivables	(392)	(391)
Total other receivables, net	$328	$306

Other receivable - Auriferos

In March 2008 the Company obtained the Auriferos V Fraccion 1 and 2 Prospects (“Auriferos Prospect”) after a joint venture agreement was terminated.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to the Las Minitas Prospect would revert to the Company.

During 2013 the Company, through its subsidiary, Amermin, sold its Auriferos mining concessions for $200,000, including the corresponding value added tax, on credit. During the three months ended March 31, 2014, $25,000 were received towards the sales price of the property.

Note 3.	Property, plant, equipment, mine development and land, net

	March 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

Pilar	728	728
Don Roman (See Note 5)	522	522
Las Nuvias	100	100
Centenario	636	636
La Verde	60	60
La Palma	80	80
Dixie Mining District	650	650
Picacho Groupings	1,571	1,571
Mining concessions	4,347	4,347

Property, plant and equipment	4,092	4,337
	8,459	8,704
Less – accumulated depreciation	(1,288)	(1,252)
	$7,171	$7,452

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are located in Mexico and are known as the Picacho Groupings.

Note 4.	Notes Payable

The following table represents the outstanding balance of notes payable.

	March 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$150	$150
Notes payable	80	-
Convertible notes payable, net	205	76
Auto loans	63	66
	498	292
Less – current portion	(269)	(188)
Less – current portion convertible notes payable, net	(205)	(76)
Non-current portion	$24	$28

During the three months ended March 31, 2014 the Company converted balances with two vendors to notes payable in the amount of $80,000 and recognized a gain on debt extinguishment in the amount of $5,000. Notes are due in May 2014.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note payable was due in February 2014 and extended until July 2014; bears interest of 16% per year and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $120,000 was amortized as of March 31, 2014. Interest expense related to the convertible note was $8,000 as of March 31, 2014.

During the three months ended March 31, 2014 the Company raised $60,000 through the sale of a convertible note. The note payable due in May 2014 and extended until July 2014; can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 of which $39,101 was amortized as of March 31, 2014. Interest expense related to the convertible note was $2,000 as of March 31, 2014.

During the three months ended March 31, 2014 the Company raised $50,000 through the sale of a convertible note. The note payable is due in July 2014 and can be converted to the Company’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 of which $857 was amortized as of March 31, 2014.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars):

	2015	2016	2017	2018	2019	Total

Mining concessions	$150	$-	$-	$-	$-	$150
Auto loans	39	10	6	6	2	63
Notes payable	80	-	-	-	-	80
Convertible notes payable, net	205	-	-	-	-	205
Total	$474	$10	$6	$6	$2	$498

Note 5.	Related Party Transactions

	March 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Due to related parties	$(1,149)	$(1,100)
Due from related parties	1,254	1,195
	$105	$95

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

The following are intercompany transactions that were eliminated during the consolidation of these financial statements:

Tara Minerals is a subsidiary of Tara Gold. In January 2007,  Amermin, a subsidiary of Tara Gold, made arrangements to purchase the Pilar; Don Roman and Las Nuvias properties listed in Note 3 (part of the Don Roman Groupings) and subsequently sold the concessions to Tara Minerals. At March 31, 2014 Amermin has paid the original note holder in full and Tara Minerals owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of March 31, 2014, Amermin had loaned AMM $1,017,439 at 0% interest, due on demand.

As of March 31, 2014, Tara Gold owed Tara Minerals a total of $177,419 at 0% interest, due on demand.

During 2012, Tara Minerals issued Adit six promissory notes for $4,286,663. During 2013, Tara Minerals issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between May 2014 and January 2015. As of March 31, 2014, Tara Minerals owed Adit $5,413,414 in interest and principal.

Note 6.	Stockholders’ Equity

For the three months ended March 31, 2014, Tara Gold did not issue any shares of its common stock.

Note 7.	Non-controlling Interest

Cumulative results of these activities results in:

	March 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Common stock for cash	$16,165	$16,165
Common stock for services	5,846	5,846
Stock based compensation	5,615	5,615
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	2,142	2,142
Exploration expenses paid for in subsidiary common stock	4,146	4,146
Cumulative net loss attributable to non-controlling interest	(13,216)	(12,826)
Treasury stock	(500)	(500)
Other non-controlling interests	537	442
Total non-controlling interest	$20,735	$21,030

A summary of activity as of March 31, 2014 and changes during the period then ended is presented below (in thousands of U.S. dollars):

Non-controlling interest at December 31, 2013	$21,030
Other	95
Net loss attributable to non-controlling interest	(390)
Non-controlling interest at March 31, 2014	$20,735

Note 8.	Options

Tara Gold Resources does not have any stock option or bonus plans.

Tara Minerals has the following incentive plans which are registered under a Form S-8:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Company’s plans in 2014.

On October 28, 2009, Adit, the Company’s subsidiary, adopted the following incentive plans which have not been registered:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Adit plans in 2014.

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

	March 31, 2014	December 31, 2013
Expected volatility	0.00%	218.84%
Weighted-average volatility	0.00%	218.84%
Expected dividends	0	0
Expected term (in years)	0	2.00
Risk-free rate	0.00%	0.22%

A summary of option activity under the Plans as of March 31, 2014 (unaudited) and changes during the period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,750,000	$0.24
Granted	-	-
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at March 31, 2014	2,750,000	$0.24	1.5	$167,440
Exercisable at March 31, 2014	2,340,000	$0.24	1.5	$167,440

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	410,000	$0.48
Granted	-	-
Vested	-	-
Forfeited, expired or cancelled	-	-
Non-vested at March 31, 2014	410,000	$0.48

Note 9.	Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2014 (in thousands of U.S. dollars) (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Beneficial conversion feature of note payable (See Note 4)	$56	$56	$-	$-

	Fair Value at December 31, 2013 (in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589	$-	$-	$1,589

Liabilities:
Beneficial conversion feature of note (See Note 4)	$74	$74	$-	$-

Note 10.	Subsequent Events

In May 2014, Tara Minerals sold 5,000,000 units in a private offering for $750,000 in cash, or $0.15 per unit. Each unit consisted of one share of Tara Minerals’ common stock and one warrant. Two warrants entitle the holder to purchase one share of common stock at a price of $0.35 per share at any time on or before May 1, 2016.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.  During the period from its incorporation through March 31, 2014, Tara Gold generated revenue of approximately $830,000 and incurred expenses of approximately $759,000 in cost of sales, $12,613,000 in exploration expenses and $49,379,000 in operating and general administration expenses.  Included in operating and general and administrative expenses are non-cash charges of approximately $9,325,000 pertaining to the issuance of stock based compensation and stock bonuses of Tara Minerals and Tara Gold.

RESULTS OF OPERATIONS

Material changes of certain items in Tara Gold’s Statement of Operations for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are discussed below.

Three Months Ended	March 31, 2014	March 31, 2013
(In thousands of U.S. Dollars)
Revenue	$105	$-
Cost of revenue	-	-
Exploration expenses	186	242
Operating, general and administrative expenses	869	943
Net operating loss	$(950)	$(1,185)

For the three months ended March 31, 2014, ore from the exploration process at the Dixie Mining District was sold; compared to the three months ended March 31, 2013, when the Company had no revenues at any of its properties.

For the three months ended March 31, 2014, exploration expenses decreased primarily due to Dixie Mining District being dormant due to weather; Mexico properties were dormant pending funding.  Expenses incurred for the three months ended March 31, 2014 were for routine maintenance; compared to the three months ended March 31, 2013, when the Company focused primarily on preliminary work being performed at the Dixie Mining District and Don Roman. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in Tara Gold’s operating, general and administrative expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are discussed below.

Three Months Ended	March 31, 2014	March 31, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$25	$112
Professional fees	164	319

The decrease in investment banking and investor relations expense for the three months ended March 31, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the three months ended March 31, 2013 when the Company’s efforts were to obtain financing through equity.

Professional fees for the three months ended March 31, 2014, decreased primarily due to lower accounting and security fees at the Mexico office; compared to the three months ended March 31, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District in addition to accounting and auditing services performed in the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of Tara Gold’s material sources and (uses) of cash during the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(89)	$(873)
Acquisition of property, plant, equipment, land and construction in progress	-	(221)
Proceeds from notes payable	110	-
Payments toward notes payable	(4)	(6)
Change in due to/from related parties, net	(10)	(1)
Non-controlling interest – cash from the sale of common stock of subsidiaries	-	700
Cash, beginning of period	82	957

Tara Gold anticipates that its capital requirements during the twelve months ending March 31, 2015 will be:

Tara Minerals
Exploration and Development – Don Roman Groupings	$200,000
Exploration and Development – Picacho Groupings	160,000
Exploration and Development - Dixie Mining District Groupings	60,000
Property taxes	125,000
General and administrative expenses	1,000,000

Tara Gold
General and administrative expenses	375,000
Total	$1,920,000

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

Panormus Trust and Investments Ltd. and MTI have acknowledged that they have experienced some administrative and managerial challenges that have resulted in a delay in the release of funds. They have also acknowledged that the challenges have been resolved; the Company has agreed to give them until May 30, 2014 to fund.

Tara Minerals will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its exploration and development costs.

In May 2010 the Securities and Exchange Commission stopped the trading in Tara Gold’s common stock due to the fact that Tara Gold was delinquent in filing its 10-K and 10-Q reports. As a result of the SEC’s stop trading order, Tara Gold’s common stock was removed from the Pink Sheets and until July 18, 2011 traded only on an unsolicited basis. As a result of the Commission’s ruling on July 18, 2011, all trading in Tara Gold’s stock ceased. In 2012, Tara Gold successfully filed a Form 10 which cleared SEC comments on November 30, 2012. To begin trading once again Tara Gold is working with a securities broker  to complete the filings required by FINRA.

On May 25, 2011, Tara Gold distributed one share of Tara Minerals for every 20 issued and outstanding shares of Tara Gold.  Tara Gold plans to make additional distributions until all Tara Minerals’ shares held by Tara Gold have been distributed to Tara Gold’s shareholders. Once this is complete, Tara Gold will not have any interest in the properties owned by Tara Minerals or Adit.

As of May 14, 2014, Tara Gold is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of the Company’s mining property portfolio.   No payments toward these properties were made in 2014.  The Company may decide to terminate the purchase/lease agreements and return the properties. Tara Gold and Tara Minerals are currently reviewing all properties for joint venture, option or sale opportunities.

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

Tara Gold does not have any other commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or Tara Gold may need to cease operations.

Off-Balance Sheet Arrangements

At March 31, 2014, Tara Gold had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of March 31, 2014 and 2013, respectively, no indications of impairment existed.  As of the May 14, 2014, no events have occurred that would require the write-down of any assets.

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

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, the instrument is marketed to market.

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

Dated: May 19, 2014	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: May 19, 2014	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer