Form 10-Q
period 2014-06-30
TARA GOLD RESOURCES CORP.
filed 2014-08-14
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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
Yes ☐   No ☑

As of August 14, 2014, the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$132	$82
Other receivables, net	302	306
Due from related parties, net of due to	102	95
Other current assets	129	138
Assets held for disposal, net	32	32
Total current assets	697	653

Property, plant, equipment, mine development and land, net	7,092	7,452
Intellectual property	2,734	-
Total assets	$10,523	$8,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,454	$2,670
Notes and other payables, current portion	1,245	188
Convertible notes payable, net	252	76
Total current liabilities	4,951	2,934
Notes and other payables, non-current portion	1,019	28
Total liabilities	5,970	2,962

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(27,680)	(26,633)
Accumulated other comprehensive loss	(393)	(144)
Total Tara Gold stockholders’ deficit	(17,183)	(15,887)
Non-controlling interest	21,736	21,030
Total stockholders’ equity	4,553	5,143
Total liabilities and stockholders’ equity	$10,523	$8,105

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Mining revenues	$-	$-	$105	$-
Total revenues	-	-	105	-
Cost of revenue	-	-	-	-
Gross margin	-	-	105	-
Exploration expenses	290	312	476	554
Operating, general, and administrative expenses	542	1,185	1,411	2,128
Net operating loss	(832)	(1,497)	(1,782)	(2,682)

Non-operating (loss) income:
Interest income	14	12	26	25
Interest expense	(61)	(2)	(187)	(204)
Settlement loss, net	-	-	-	(862)
Loss on extinguishment of debt, net	-	-	5	-
Gain or (loss) on sale or disposal of assets	4	1,019	(51)	1,019
Gain on bargain acquisition of ACM	-	3,497	-	3,497
Other income	-	-	12	-
Total non-operating (loss) income	(43)	4,526	(195)	3,475
Loss before income taxes	(875)	3,029	(1,977)	793
Income tax provision	-	(4,925)	-	(4,925)
Net loss	(875)	(1,896)	(1,977)	(4,132)

Net loss attributable to non-controlling interest	540	1,626	930	2,711

Net loss attributable to Tara Gold’s shareholders	(335)	(270)	(1,047)	(1,421)

Other comprehensive income (loss):
Foreign currency translation (loss) income	(245)	394	(249)	326
Total comprehensive (loss) income	$(580)	$124	$(1,296)	$(1,095)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)
	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(1,047)	$(1,421)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	155	158
Allowance for doubtful accounts/recovery of bad debt	57	(266)
Loss on debt due to extinguishment and conversion, net	(5)	-
Deferred tax asset, net	-	4,925
Non-controlling interest in net loss of consolidated subsidiaries	(930)	(2,711)
Amortization of beneficial conversion feature	161	200
Loss on the disposal of assets	51	(1,019)
Common stock of subsidiary issued and option valuation for services	60	118
Subsidiaries’ stock based compensation and stock bonuses	-	59
Settlement loss, net	-	862
Gain on bargain acquisition of ACM	-	(3,497)
Changes in current operating assets and liabilities:
Other receivables	5	262
Other assets	9	42
Accounts payable and accrued expenses	965	125
Net cash used in operating activities	(519)	(2,163)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	-	(184)
Acquisition of intellectual property	(547)	-
Proceeds from the sale or disposal of assets	-	2,200
Purchase of mining concession	-	(400)
Net cash (used in) provided by investing activities	(547)	1,616

Cash flows from financing activities:
Proceeds from notes payable	110	-
Payments toward notes payable	(33)	(16)
Change in due to/from related parties, net	(7)	-
Non-controlling interest – cash from sale of common stock of subsidiaries	1,295	700
Net cash provided by financing activities	1,365	684

Effect of exchange rate changes on cash	(249)	326

Net increase in cash	50	463
Beginning of period cash balance	82	957
End of period cash balance	$132	$1,420

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)
 (In thousands of U.S. Dollars)

	For the Six Months Ended June 30,
	2014	2013
Supplemental Information:
Interest paid	$7	$2
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$-	$800
Acquisition of intellectual property through options	$187	$-
Acquisition of intellectual property through debt	$2,000	$-
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$95	$-
Construction in progress reclassified to property, plant and equipment	$-	$113
Sale of mining concession on credit	$-	$200

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

On June 3, 2014 Tara Minerals Corp, the Company’s subsidiary, amended its Articles of Incorporation changing its name from Tara Minerals Corp. to Firma Holdings Corp. (“Firma Holdings”).

In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Firma Holdings Corp. (“Firma Holdings”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation. Firma Holdings also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”). All of Tara Gold’s operations in Mexico are conducted through Amermin, AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.

As of June 30, 2014, Tara Gold owned approximately 46% of the outstanding common stock of Firma Holdings.

Tara Gold focuses primarily on gold mining concessions. Firma Holdings has two business segments:  mining and agriculture.  Firma Holding’s focus in the agriculture segment is described in Note 4 below.  Firma Holdings’ primary focus in the mining segment is also on gold and silver, in addition to industrial minerals, copper, lead, zinc, iron and other associated metals.

Firma Holding’s agricultural segment consists of its wholly owned subsidiary Firma IP Corp., a Nevada corporation, which was established in May 2014.

On May 25, 2011, Tara Gold commenced distributing its shares of Firma Holdings to its shareholders by distributing one share of Firma Holdings for every 20 outstanding shares of Tara Gold. Tara Gold plans to make additional distributions until all Firma Holdings shares held by Tara Gold have been distributed to Tara Gold’s shareholders.

After Tara Gold has distributed all of its Firma Holdings shares, Tara Gold will not have any interest in the business segments of Firma Holdings, AMM, Adit or ACM.

Both Tara Gold and Firma Holdings may continue their efforts to develop mining properties that are thought to contain commercial quantities of gold, silver and other minerals. Additionally, once the distribution has been completed, the consolidated parent and subsidiary relationship between Tara Gold and Firma Holdings may change.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Tara Gold Resources Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of June 30, 2014 and December 31, 2013, the condensed consolidated results of its operations for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation.

The reporting currency of the Company, Firma Holdings and Adit is the U.S. dollar.  The functional currency of Amermin, AMM and ACM is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement income (loss) is recorded as other comprehensive income (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the six months ended June 30, 2014 and 2013. Mexican pesos per one U.S. dollar:

	June 30, 2014
Current exchange rate	Ps.	13.0002
Weighted average exchange rate for the six months ended	Ps.	13.1171

	June 30, 2013
Current exchange rate	Ps.	13.0235
Weighted average exchange rate for the six months ended	Ps.	12.5565

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

	June 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,591	$2,537
Allowance – other receivables	394	391
Total	$2,985	$2,928

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

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs incurred or accrued as of June 30, 2014 and 2013.

Income taxes

Income taxes are provided for using the asset and liability method of accounting in accordance with the Income Taxes Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized by management. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realization of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, management continually assesses the carrying value of our net deferred tax assets.

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

Recently Adopted and Recently Issued Accounting Guidance

Issued

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Adopted

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Other Receivables, Net

	June 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Other receivables – recoverable value-added taxes	$2,654	$2,643
Other receivables – Auriferos	175	200
Other receivables	458	391
Total other receivables	3,287	3,234
Allowance – recoverable value-added taxes	(2,591)	(2,537)
Allowance – other receivables	(394)	(391)
Total other receivables, net	$302	$306

Other receivable - Auriferos

In March 2008 the Company obtained the Auriferos V Fraccion 1 and 2 Prospects (“Auriferos Prospect”) after a joint venture agreement was terminated.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to the Las Minitas Prospect would revert to the Company.

During 2013 the Company, through its subsidiary, Amermin, sold its Auriferos mining concessions for $200,000, including the corresponding value added tax, on credit. During the six months ended June 30, 2014, $35,000 was received towards the sales price of the property.

Note 3.	Property, Plant, Equipment, Mine Development and Land, Net

	June 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

Pilar	728	728
Don Roman (See Note 6)	522	522
Las Nuvias	100	100
Centenario	636	636
La Verde	60	60
La Palma	80	80
Dixie Mining District	650	650
Picacho Groupings	1,571	1,571
Mining concessions	4,347	4,347

Property, plant and equipment	4,078	4,337
	8,445	8,704
Less – accumulated depreciation	(1,353)	(1,252)
	$7,092	$7,452

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are located in Mexico and are known as the Picacho Groupings.

Note 4.	Intellectual Property Purchase Agreement

On May 28, 2014, Firma Holdings entered into an agreement with FreshTec, Inc. which provides for Firma Holdings to acquire technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. The technology is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

The technology, currently named SmartPac, will be made available to growers, packers and end-users for the packing, storage and shipment of bulk quantities of produce.

The purchase price for the SmartPac technology is allocated among the following territories:

•	United States, Mexico and Canada
•	European Union
•	All other countries

In addition to the terms described below to acquire the territories, the agreement provided a stock option to  FreshTec, Inc. for 1,000,000 shares of Firma Holdings’s common stock, which vest immediate and have a term of 1 year.

The value of the intellectual property purchased follows the guidance as prescribed by both the Intangibles and Business Combinations Topics of the FASB ASC which focuses on capturing the transactional costs of an asset acquisition.  As such we have valued the intellectual property based on the hard costs and stock option value of the contract plus legal fees directly related to the purchase.  Excluded from the valuation are items that are solely dependent on selling units of the SmartPac product.  Such payments are only payable should a unit be sold.

A.	To acquire the rights for the United States, Mexico and Canada, Firma Holdings has paid or must pay FreshTec:

(i)	$500,000 at closing.
(ii)
$0.25 for each SmartPac unit sold in the United States or Mexico by Firma Holdings plus 50% of the Net Royalties received by Firma Holdings from licensing the rights to use the technology in the United States, Mexico and Canada until such time as FreshTec is paid $14,500,000,

(iii)
during the six month period following the closing of the transaction, and until Firma Holdings has paid FreshTec $1,000,000, 25% of the Net Royalties received by Firma Holdings from any licensee having the right to sell SmartPac units in the United States, Mexico or Canada, and

(iv)
after the royalties paid to FreshTec equal $14,500,000, $0.15 for each SmartPac unit sold by Firma Holdings in the United States, Mexico or Canada plus 25% of the Net Royalties received by Firma Holdings from licensing the rights to use the technology in the United States, Mexico and Canada.

On prior to the end of the fifteen-year period commencing on the closing date of the transaction, if Firma Holdings has not paid FreshTec royalties of $14,500,000, Firma Holdings may, at its option, either pay to FreshTec the difference between $14,500,000 and the royalties paid to FreshTec, or re-convey to FreshTec the rights for the United States, Mexico and Canada.

B.	To acquire the rights to countries in the European Union Firma Holdings must pay to FreshTec:

(i)
no later than six months after the closing of the transaction, $1,000,000, less any amounts paid pursuant to A. (iii) above and B. (ii) and (iii) below, or re-convey to FreshTec the rights for the European Union,

(ii)
$0.25 for each SmartPac unit sold in the European Union by Firma Holdings plus 50% of the Net Royalties received by Firma Holdings from licensing the rights to use the technology in the European Union until such time as FreshTec is paid $14,000,000, and

(iii)
after the royalties paid to FreshTec equal $14,000,000, $0.15 for each SmartPac unit sold by Firma Holdings in the European Union plus 25% of the Net Royalties received by Firma Holdings from licensing the rights to use the technology in the European Union.

If Firma Holdings exercises its right to re-convey the technology pursuant to B. (i) above, FreshTec is required to pay to Firma Holdings any amounts spent by Firma Holdings on maintaining or pursuing any patents pertaining to the countries in the European Union and  refund to Firma Holdings any amounts paid to FreshTec pursuant to A (iii).

C.	To acquire the rights to all other countries Firma Holdings must pay FreshTec:

(i)	no later than eighteen months after the closing of the transaction, $1,000,000, less any amounts paid pursuant to C. (ii) and (iii) below, or re-convey to FreshTec the rights for the other countries,
(ii)
$0.25 for each SmartPac unit sold in the other countries by Firma Holdings plus 50% of the Net Royalties received by Firma Holdings from licensing the rights to use the technology in the other countries until such time as FreshTec is paid $9,000,000, and

(iii)
after the royalties paid to FreshTec equal $9,000,000, $0.15 for each SmartPac unit sold by Firma Holdings in the other countries plus 25% of the Net Royalties received by Firma Holdings from licensing the rights to use the technology in the other countries.

If Firma Holdings exercises its right to re-convey the technology pursuant to C. (i) above, FreshTec is required to pay to Firma Holdings any amounts spent by Firma Holdings on maintaining or pursuing any patents pertaining to the other countries.

When the last patent pertaining to the SmartPac technology expires, the royalty payable to FreshTec will be reduced to $0.075 for each SmartPac unit sold and Firma Holdings will no longer be obligated to pay FreshTec any Net Royalties.

For purpose of the agreement:

The term “Net Royalties” means amounts collected from licensing the SmartPac technology to third parties, less (i) costs and expenses incurred in connection with the licensing transaction; (ii) amounts refunded to a licensee; (iii) sale and other excise taxes, use taxes, tariffs, export license fees and duties; and (iv) commissions paid in connection with the licensing transaction.  Net Royalties do not include any amount received for sales of SmartPac units by any licensee.

Note 5.	Notes Payable and Convertible Notes Payable, Net

The following table represents the outstanding balance of notes payable and convertible notes payable.

	June 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$150	$150
Notes payable	70	-
Convertible notes payable, net	252	76
FreshTec required payments (See Note 4)	2,000	2 ,000
Auto loans	44	66
	2,516	292
Less – current portion	(1,245)	(188)
Less – current portion convertible notes payable, net	(252)	(76)
Non-current portion	$1,019	$28

During the six months ended June 30, 2014 Firma Holdings converted balances with two vendors to notes payable in the amount of $80,000 and recognized a gain on debt extinguishment in the amount of $5,000. The balance as of June 30, 2014 is $70,000 and is still outstanding.

During the year ended December 31, 2013 Firma Holdings raised $150,000 through the sale of a convertible note. The note payable was due in February 2014, extended to July 2014 and again extended until July 2015; bears interest of 16% per year and can be converted to Firma Holdings’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $120,000 was amortized as of June 30, 2014. Interest expense related to the convertible note was $14,000 as of June 30, 2014.

During the six months ended June 30, 2014 Firma Holdings raised $60,000 through the sale of a convertible note. The note payable due in May 2014, extended to July 2014 and again extended until July 2015; can be converted to Firma Holdings’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 of which $60,000 was amortized as of June 30, 2014. Interest expense related to the convertible note was $5,000 as of June 30, 2014.

During the six months ended June 30, 2014 Firma Holdings raised $50,000 through the sale of a convertible note. The note payable is due in July 2014 but extended to July 2015 and can be converted to Firma Holdings’s stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 of which $26,419 was amortized as of June 30, 2014. Interest expense related to the convertible note was $3,000 as of June 30, 2014.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars) for the year’s ending June 30, (unaudited):

	2015	2016	2017	2018	2019	Total

Mining concessions	$150	$-	$-	$-	$-	$150
Auto loans	25	6	6	6	1	44
Notes payable	70	-	-	-	-	70
Convertible notes payable, net	252	-	-	-	-	252
FreshTec required payments (See Note 4)	1,000	-	1,000	-	-	2,000
Total	$1,497	$6	$1,006	$6	$1	$2,516

Note 6.	Related Party Transactions

	June 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Due to related parties	$(1,210)	$(1,100)
Due from related parties	1,312	1,195
	$102	$95

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

The following are intercompany transactions that were eliminated during the consolidation of these financial statements:

In January 2007, Amermin, a subsidiary of Tara Gold, made arrangements to purchase the Pilar; Don Roman and Las Nuvias properties listed in Note 4 (part of the Don Roman Groupings) and subsequently sold the concessions to Firma Holdings. At June 30, 2014 Amermin has paid the original note holder in full and Firma Holdings owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of June 30, 2014, Amermin had loaned AMM $1,031,961 at 0% interest, due on demand.

As of June 30, 2014, Tara Gold owed Firma Holdings a total of $258,595 at 0% interest, due on demand.

During 2012, Firma Holdings issued Adit six promissory notes for $4,286,663. During 2013, Firma Holdings issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between August 2014 and June 2015. As of June 30, 2014, Firma Holdings owed Adit $5,492,462 in interest and principal.

Note 7.	Stockholders’ Equity

For the six months ended June 30, 2014, the Company did not issue any shares of its common stock.

Note 8.	Non-controlling Interest

Cumulative results of these activities results in:

	June 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Common stock for cash	$17,460	$16,165
Common stock for services	5,846	5,846
Stock based compensation	5,675	5,615
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	2,142	2,142
Exploration expenses paid for in subsidiary common stock	4,146	4,146
Cumulative net loss attributable to non-controlling interest	(13,756)	(12,826)
Treasury stock	(500)	(500)
Other non-controlling interests	723	442
Total non-controlling interest	$21,736	$21,030

A summary of activity as of June 30, 2014 and changes during the period then ended is presented below (in thousands of U.S. dollars):

Non-controlling interest at December 31, 2013	$21,030
Common stock for cash	1,295
Stock based compensation	60
Other	281
Net loss attributable to non-controlling interest	(930)
Non-controlling interest at June 30, 2014	$21,736

Note 9.	Options

The Company does not have any stock option or bonus plans.

Firma Holdings has the following incentive plans which are registered under a Form S-8:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under Firma Holdings’s plans in 2014.

On October 28, 2009, Adit, Firma Holdings’s subsidiary, adopted the following incentive plans which have not been registered:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Adit plans in 2014.

On May 28, 2014 Firma Holdings entered into an agreement with FreshTec, Inc. which provides for Firma Holdings to acquire technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. As part of the terms of the agreement Firma Holdings provided stock options to FreshTec, Inc. for 1,000,000 shares of Firma Holdings’s common stock at an exercise price of $0.30 per share, which vest immediate and have a term of 1 year.  The stock options were valued at $186,640 using the Black-Scholes option pricing model.  The options were valued using the following significant assumptions: a risk free interest rate of 0.11%, expected life of 0.50 years, stock price volatility of 279.94%, and expected dividend yield of zero.

The fair value of awards issued is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from Firma Holdings’s traded common stock. The expected term of the award granted is usually estimated at half of the contractual term as noted in the individual agreements, unless the life is one year or less based upon management’s assessment of known factors, and represents the period of time that management anticipates awards granted to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the estimated term of the options. Historically Firma Holdings has had no forfeitures of options or warrants; therefore, Firma Holdings uses a zero forfeiture rate.

	June 30, 2014	December 31, 2013
Expected volatility	279.94%	218.84%
Weighted-average volatility	279.94%	218.84%
Expected dividends	0	0
Expected term (in years)	0.50	2.00
Risk-free rate	0.06%	0.22%

A summary of option activity under the Plans as of June 30, 2014 (unaudited) and changes during the period then ended is presented below:

Vested Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,750,000	$0.24
Granted	1,000,000	0.30
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at June 30, 2014	3,750,000	$0.25	1.5	$238,000
Exercisable at June 30, 2014	3,590,000	$0.23	1.5	$238,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	410,000	$0.48
Granted	1,000,000	0.30
Vested	(1,250,000)	(0.13)
Forfeited, expired or cancelled	-	-
Non-vested at June 30, 2014	160,000	$0.21

A summary of warrant activity as of June 30, 2014 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-
Granted	5,000,000	0.35
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at June 30, 2014	5,000,000	$0.35	2.0	$-
Exercisable at June 30, 2014	5,000,000	$0.35	2.0	$-

 All warrants vest upon issuance.

Note 10.	Fair Value

In accordance with authoritative guidance, the table below sets forth Firma Holdings's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2014 (in thousands of U.S. dollars) (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Intellectual property	$2,734	$-	$-	$2,734

Liabilities:
Beneficial conversion feature of note (See Note 5)	$8,431	$8,431	$-	$-
	Fair Value at December 31, 2013 (in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589	$-	$-	$1,589

Liabilities:
Beneficial conversion feature of note (See Note 5)	$74	$74	$-	$-

Note 11.	Segment Reporting

Firma Holdings’s operating segments are strategic business units that offer different products and services.  For the six months ended June 30, 2014, operating segments of Firma Holdings are agriculture and mining.  The agriculture segment consists of Firma Holdings’s intellectual property related to the “SmartPac” product and the mining segment consists of gold and industrial metal mining concessions in Mexico and the United States.  The agriculture segment became a reportable entity as of June 30, 2014 and was not in existence as of June 30, 2013.

June 30, 2014 (in thousands of U.S. dollars) (unaudited)	Agriculture	Mining
Gross profit from external customers	$-	$105
Exploration expenses	-	(476)
Operating, general, and administrative expenses	(16)	(385)
Compensation expense	-	(100)
Investor relations	-	-
Professional fees	(16)	(87)
Depreciation and amortization	-	(155)
Segment operating loss before taxes and discontinued operations	$(32)	$(1,098)

Revenues	June 30, 2014 (in thousands of U.S. dollars) (unaudited)
Total revenues from reportable segments	$105
Total other revenues	-
Total corporate revenues	-
Elimination of intercompany corporate revenues	-
Total consolidated revenues	$105

Profit or Loss
Total profit or loss from reportable segments	$(1,130)
Other profit or loss	(17)
Elimination of intercompany expense	-
Unallocated amounts:
Elimination of intercompany corporate revenues	-
Corporate expenses	(830)
Loss on discontinued operations	-
Non-controlling interest	930
Net loss before taxes	$(1,047)

Assets
Total assets for agriculture segment	$2,734
Total assets for mining segment	7,650
Corporate assets	139
Other unallocated amounts	-
Consolidated total	$10,523

Liabilities
Accounts payable and accrued expenses agriculture segment	$42
Accounts payable and accrued expenses mining segment	2,155
Notes payable agriculture segment	2,000
Notes payable mining segment	162
Corporate accounts payable and accrued expense	1,257
Corporate notes payable	354
Consolidated total	$5,970

Note 12.	Subsequent Events

•	In July 2014, Firma Holdings sold 2,500,000 shares in a private offering for $750,000 in cash, or $0.30 per unit. Shares have not been issued as of August 14, 2014.

•	As of July 2014, three convertible notes with maturities in July 2014 were extended to 2015.

•
In July 2014, the Company entered into a note receivable agreement to loan up to $500,000 to a third party to move agriculture division forward.  The loan carries interest of 20%, an 8% loan fee, and is either 60 days from loan funding or payment of product by a customer.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.

Beginning second quarter of 2014 Firma Holdings has two operational business segments:  mining and agriculture.  As of June 30, 2014 the agricultural segment was in the planning stage with minimal activity, while the mining segment accounts for the majority of Firma Holdings’s results of operations in the accompanying financial statements and in the discussion below.

RESULTS OF OPERATIONS

Material changes of certain items in the Company’s Statement of Operations for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, are discussed below.

Three Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	290	312
Operating, general and administrative expenses	542	1,185
Net operating loss	$(832)	$(1,497)

For the three months ended June 30, 2014, exploration expenses decreased due the Dixie Mining District being dormant due to weather; Mexico properties were dormant pending funding.  Expenses incurred  for the three months ended June 30, 2014 were for routine maintenance and employee costs; compared to the three months ended June 30, 2013, when Firma Holdings focused primarily on preliminary work being performed at the Dixie Mining District and Don Roman. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, are discussed below.

Three Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$26	$169
Professional fees	214	441

The decrease in investment banking and investor relations expense for the three months ended June 30, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the three months ended June 30, 2013 when Firma Holdings’s efforts were to obtain financing through equity.

Professional fees for the three months ended June 30, 2014, decreased primarily due to lower accounting and security fees at the Mexico office and legal services.  Legal services in 2014 relate to the acquisition of intellectual property; compared to the three months ended June 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District.

Material changes of certain items in the Company’s Statement of Operations for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, are discussed below.

Six Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Revenue	$105	$-
Cost of revenue	-	-
Exploration expenses	476	554
Operating, general and administrative expenses	1,411	2,128
Net operating loss	$(1,782)	$(2,682)

For the six months ended June 30, 2014, ore from the exploration process at the Dixie Mining District was sold; compared to the six months ended June 30, 2013, when Firma Holdings had no revenues from mining activity at any of its properties.

For the six months ended June 30, 2014, exploration expenses exploration expenses remained consistent due the Dixie Mining District being dormant due to weather; Mexico properties were dormant pending funding.  Expenses incurred  for the three months ended June 30, 2014 were for routine maintenance and employee costs; compared to the six months ended June 30, 2013, when Firma Holdings focused primarily on preliminary work being performed at the Dixie Mining District and Don Roman. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, are discussed below.

Six Months Ended	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Investment banking and investor relations expense	$51	$290
Professional fees	378	760

The decrease in investment banking and investor relations expense for the six months ended June 30, 2014 was primarily due to limited efforts put into investor relations during this period; compared to the six months ended June 30, 2013 when Firma Holdings’s efforts were to obtain financing through equity.

Professional fees for the six months ended June 30, 2014, decreased primarily due to lower accounting and security fees at the Mexico office and legal services. Legal services for the six months ended June 30, 2014 relate to the acquisition of intellectual property; compared to the six months ended June 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of the Company’s material sources and (uses) of cash during the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(519)	$(2,163)
Acquisition of property, plant, equipment, land and construction in progress	-	(184)
Acquisition of intellectual property	(547)	-
Proceeds from the sale or disposal of assets	-	2,200
Purchase of mining concession		(400)
Proceeds from notes payable	110	-
Payments toward notes payable	(33)	(16)
Change in due to/from related parties, net	(7)	-
Non-controlling interest – cash from the sale of common stock of subsidiaries	1,295	700

Tara Gold anticipates that its capital requirements during the twelve months ending June 30, 2015 will be:

Firma Holdings
Exploration and Development – Don Roman Groupings	$150,000
Exploration and Development – Picacho Groupings	100,000
Property taxes	135,000
Agriculture division	1,350,000
General and administrative expenses	1,000,000

Tara Gold
General and administrative expenses	375,000
Total	$3,110,000

Previously, Panormus Trust and Investments Ltd. and MTI had acknowledged that they had experienced some administrative and managerial challenges that had resulted in the delay in the release of funds. They had asked for, and the Company had granted them, an extension regarding the Don Roman funding as they had indicated that their challenges can be resolved in a timely manner. Although they have reinforced their interest to participate in mining opportunities with Firma Holdings, Corp., they have missed the funding extension. In an effort to explore all funding options for the Firma mining assets, Firma has granted a non-exclusive extension date of September 12, 2014, and increased the share price of the private placement portion of the original agreement.  This enables the company to consider other offers and options for the funding of the Don Roman project.

As the mining division of the company continues to explore options to advance all projects, the Company took advantage of an opportunity to acquire packaging technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. The technology, currently named SmartPac, is comprised of patents, trademarks and other intellectual property pertaining to systems and methods for packaging bulk quantities of fresh produce and flowers incorporating modified atmosphere packaging.

With the acquisition, the Company now has two operating divisions - mining and agriculture. Both divisions will focus on generating sustainable revenue.

The agriculture division plans to focus on two areas that offer scalable revenue:

-
The first is from the sale of the SmartPac units. SmartPac packaging cartons will be sold by the Company and licensed partners to growers, packers and end-users for the packing, storage and shipment of bulk quantities of produce and flowers.

-
The second is from the sale of fresh produce and Firma branded produce. This enables the Company to demonstrate the SmartPac technology, gives the Company an opportunity to benefit from the system savings available from the use of the SmartPac technology, and results in increased SmartPac unit volumes which will result in lower manufacturing costs.

Currently, the Company has entered into a working relationship with an existing produce distributor towards the sale of produce and to initiate the sale of Firma branded produce. The Company has loaned the distributor funds to source fresh produce and sell to end users. The initial produce sales will use conventional packaging until the Company can manufacture SmartPac units in the needed volumes. Once SmartPac unit production stabilizes, the Company will begin shipping to certain strategic established clients in SmartPac units and benefit from the available system costs savings.

The Company will need to obtain additional capital if it is unable to generate sufficient cash from its operations or find joint venture partners to fund all or part of its business segments.

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

On May 25, 2011, Tara Gold distributed one share of Firma Holdings for every 20 issued and outstanding shares of Tara Gold.  Tara Gold plans to make additional distributions until all Firma Holdings’ shares held by Tara Gold have been distributed to Tara Gold’s shareholders. Once this is complete, Tara Gold will not have any interest in the properties owned by Firma Holdings or Adit.

As of August 14, 2014, Tara Gold is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of Firma Holdings’s mining property portfolio.   No payments toward these properties were made in 2014.  Firma Holdings may decide to terminate the purchase/lease agreements and return the properties. Tara Gold and Firma Holdings are currently reviewing all properties for joint venture, option or sale opportunities.

Tara Gold does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its sales, revenues or income from continuing operations, or liquidity and capital resources except as disclosed above.

Tara Gold’s future plans will be dependent upon the amount of capital available to Tara Gold, the amount of cash provided by it and its subsidiaries operations and the extent to which Tara Gold is able to have joint venture partners pay the costs of exploring and developing its business segments.

Tara Gold does not have any other commitments or arrangements from any person to provide Tara Gold with any additional capital.  If additional financing is not available when needed, Tara Gold may continue to operate in its present mode or Tara Gold may need to cease operations.

Off-Balance Sheet Arrangements

At June 30, 2014, Tara Gold had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of Firma Holdings’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of June 30, 2014 and 2013, respectively, no indications of impairment existed.  As of the August 14, 2014, no events have occurred that would require the write-down of any assets.

Certain mining plant and equipment included in mine development and infrastructure are depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

Tara Gold periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element Firma Holdings appropriately reclassifies the instrument to debt or equity.

Tara Gold periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, the instrument is marketed to market.

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

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibit
10.1	FreshTec (Intellectual Property) Agreement	(2)
31.1	Rule 13a-14(a) Certifications – CEO	(1)
31.2	Rule 13a-14(a) Certifications - CFO	(1)
32.1	Section 1350 Certifications – CEO	(1)
32.2	Section 1350 Certifications - CFO	(1)
95.1	Mine Safety Disclosures	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.
(2)	Incorporated by reference to exhibit filed with Firma Holdings on Form 10-Q for the quarter ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: August 14, 2014	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer