Form 10-Q
period 2014-09-30
TARA GOLD RESOURCES CORP.
filed 2014-11-14
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________.

COMMISSION FILE NUMBER   000-29595

TARA GOLD RESOURCES CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0316566
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

181 Arroyo Grande Blvd. Ste. 140B
Henderson, NV	89074
(Address of principal executive office)	(Zip code)

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
Yes ☐   No ☑

As of November 12, 2014, the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND FOR
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$765	$82
Other receivables, net	320	306
Due from related parties, net of due to	102	95
Other current assets	134	138
Note receivable, current	537	-
Assets held for disposal, net	32	32
Total current assets	1,890	653

Property, plant, equipment, mine development and land, net	7,008	7,452
Intellectual property	2,745	-
Total assets	$11,643	$8,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,136	$2,670
Notes and other payables, current portion	1,244	188
Convertible notes payable, net	260	76
Total current liabilities	4,640	2,934
Notes and other payables, non-current portion	1,236	28
Total liabilities	5,876	2,962

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding, respectively	103	103
Additional paid-in capital	10,787	10,787
Accumulated deficit during exploration stage	(28,137)	(26,633)
Accumulated other comprehensive loss	(322)	(144)
Total Tara Gold stockholders’ deficit	(17,569)	(15,887)
Non-controlling interest	23,336	21,030
Total stockholders’ equity	5,767	5,143
Total liabilities and stockholders’ equity	$11,643	$8,105

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (In thousands of U.S. Dollars, except per share amounts)

For the Three Months Ended September 30,	For the Nine Months Ended September 30,
2014	2013	2014	2013
Revenues:
Mining revenues	$-	$-	$105	$-
Total revenues	-	-	105	-
Cost of revenue	-	-	-	-
Gross margin	-	-	105	-
Exploration expenses	14	663	490	1,217
Operating, general, and administrative expenses	1,002	427	2,413	2,555
Net operating loss	(1,016)	(1,090)	(2,798)	(3,772)

Non-operating (loss) income:
Interest income	30	13	56	38
Interest expense	(21)	(2)	(208)	(206)
Settlement loss, net	(5	)-	(203)	(5	)-	(1,065)
Gain on extinguishment of debt, net	- -	-	5 -	-
Gain (loss) on sale or disposal of assets	13	-	(38)	1,019
Gain (loss) on bargain acquisition of ACM	-	(7)	-	3,490
Other income	20	-	32	-
Total non-operating (loss) income	37	(199)	(158)	3,276
Loss before income taxes	(979)	(1,289)	(2,956)	(496)
Income tax provision	-	(1,359)	-	(6,284)
Net loss	(979)	(2,648)	(2,956)	(6,780)

Net loss attributable to non-controlling interest	522	1,065	1,452	3,776

Net loss attributable to Tara Gold’s shareholders	(457)	(1,583)	(1,504)	(3,004)

Other comprehensive loss:
Foreign currency translation (loss) income	71	(105)	(178)	221
Total comprehensive loss	$(386)	$(1,688)	$(1,682)	$(2,783)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands of U.S. Dollars)
	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$(1,504)	$(3,004)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	233	242
Allowance for doubtful accounts (recovery)	(45)	(277)
Gain on debt due to extinguishment and conversion, net	(5)	-
Deferred tax asset, net	-	6,284
Non-controlling interest in net loss of consolidated subsidiaries	(1,452)	(3,776)
Amortization of beneficial conversion feature	169	200
(Gain) loss on the disposal of assets	38	(1,019)
Common stock of subsidiary issued and option valuation for services	-	187
Subsidiaries’ stock based compensation and stock bonuses	406	60
Settlement loss, net	5	1,065
Gain on bargain acquisition of ACM	-	(3,490)
Changes in current operating assets and liabilities:
Other receivables	89	279
Other assets	4	(75)
Note receivable	(537)	-
Accounts payable and accrued expenses	910	288
Net cash used in operating activities	(1,689)	(3,036)

Cash flows from investing activities:
Acquisition of property, plant, equipment, mine development, land and construction in progress	-	(217)
Acquisition of intellectual property	(558)	-
Proceeds from the sale or disposal of assets	15	2,200
Purchase of mining concession	-	(650)
Net cash (used in) provided by investing activities	(543)	1,333

Cash flows from financing activities:
Proceeds from notes payable	110	-
Payments toward notes payable	(81)	(22)
Change in due to/from related parties, net	(7)	(6)
Non-controlling interest – cash from sale of common stock of subsidiaries	3,071	800
Net cash provided by financing activities	3,093	772

Effect of exchange rate changes on cash	(178)	221

Net increase (decrease) in cash	683	(710)
Beginning of period cash balance	82	957
End of period cash balance	$765	$247

See accompanying notes to these Condensed Consolidated Financial Statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)
 (In thousands of U.S. Dollars)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental Information:
Interest paid	$3	$7
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	$-	$800
Acquisition of intellectual property through options	$187	$-
Acquisition of intellectual property through debt	$2,000	$-
Purchase of property and equipment through debt and common stock	$-	$29
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$95	$-
Construction in progress reclassified to property, plant and equipment	$-	$113
Sale of mining concession on credit	$-	$200
Conversion of accrued payroll to note payable	$275	$-
Other	$10	$-

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

In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, the Company formed Firma Holdings Corp. (“Firma Holdings”), which owns 99.9% of the common stock of American Metal Mining S.A. de C.V. (“AMM”), a Mexican corporation. Firma Holdings also owns 87% of the common stock of Adit Resources Corp. (“Adit”). Adit in turns owns 99.99% of American Copper Mining, S.A. de C.V. (“ACM”). All of Tara Gold’s operations in Mexico are conducted through Amermin, AMM and ACM since Mexican law provides that only Mexican corporations are allowed to own mining properties.  The Company’s mining segment is conducted through Amermin, American Metal Mining and Adit Resources.

As of September 30, 2014, Tara Gold owned approximately 43% of the outstanding common stock of Firma Holdings.

Tara Gold focuses primarily on gold mining concessions. Firma Holdings has two business segments:  mining and agriculture.  Firma Holding’s focus in the agriculture segment is described in Note 5 below.  Firma Holdings’ primary focus in the mining segment is also on gold and silver, in addition to industrial minerals, copper, lead, zinc, iron and other associated metals.

Firma Holding’s agricultural segment is conducted through its wholly owned subsidiary Firma IP Corp., a Nevada corporation, which was established in May 2014.

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

Both Tara Gold and Firma Holdings may continue their efforts to develop mining properties that are thought to contain commercial quantities of gold, silver and other minerals. Additionally, once the distribution has been completed, the consolidated parent and subsidiary relationship between Tara Gold and Firma Holdings will change.

In these financial statements, references to "Company," "we," "our," and/or "us," refer to Tara Gold Resources Corp. and, unless the context indicates otherwise, its consolidated subsidiaries.

The accompanying condensed consolidated financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company as of September 30, 2014 and December 31, 2013, the condensed consolidated results of its operations for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin, AMM and ACM are as follows for the nine months ended September 30, 2014 and 2013. Mexican pesos per one U.S. dollar:

	September 30, 2014 (Unaudited)
Current exchange rate	Ps.	13.4891
Weighted average exchange rate for the nine months ended	Ps.	13.1166

	September 30, 2013 (Unaudited)
Current exchange rate	Ps.	13.1450
Weighted average exchange rate for the nine months ended	Ps.	12.6796

The Company’s significant accounting policies are:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

	September 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Allowance – recoverable value-added taxes	$2,503	$2,537
Allowance – other receivables	380	391
Total	$2,883	$2,928

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
Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs incurred or accrued as of September 30, 2014 and 2013.

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

Recently Adopted and Recently Issued Accounting Guidance

Issued

In May 2014, the FASB issued Accounting Standards Update (“ASU”)  No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Adopted

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Other Receivables, Net

	September 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Other receivables – recoverable value-added taxes	$2,566	$2,643
Other receivables – Auriferos	167	200
Other receivables	470	391
Total other receivables	3,203	3,234
Allowance – recoverable value-added taxes	(2,503)	(2,537)
Allowance – other receivables	(380)	(391)
Total other receivables, net	$320	$306

Other receivable - Auriferos

In March 2008 the Company obtained the Auriferos V Fraccion 1 and 2 Prospects (“Auriferos Prospect”) after a joint venture agreement was terminated.  The agreement with Pershimco contained a clause that any prospects purchased by Pershimco adjacent to the Las Minitas Prospect would revert to the Company.

During 2013 the Company, through its subsidiary, Amermin, sold its Auriferos mining concessions for $200,000, including the corresponding value added tax, on credit. During the nine months ended September 30, 2014, $35,000 was received towards the sales price of the property.

Note 3.	Property, Plant, Equipment, Mine Development and Land, Net

	September 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Land	$20	$20

Pilar	728	728
Don Roman (See Note 7)	522	522
Las Nuvias	100	100
Centenario	636	636
La Verde	60	60
La Palma	80	80
Dixie Mining District	650	650
Picacho Groupings	1,571	1,571
Mining concessions	4,347	4,347

Property, plant and equipment	4,020	4,337
	8,387	8,704
Less – accumulated depreciation	(1,379)	(1,252)
	$7,008	$7,452

Pilar, Don Roman, Las Nuvias, Centenario, La Palma and La Verde properties are located in Mexico and are known as the Don Roman Groupings.

The Picacho and Picacho Fractions are located in Mexico and are known as the Picacho Groupings.

The Dixie Mining District is located in Idaho.

Note 4.	Note receivable, current

In July 2014, the Company entered into a note receivable with a third party in the agriculture business segment, where the Company funded a total of $500,000 over 5 separate fundings July – August 2014.  The note bears stated interest of 20% per annum (360 day year).  The maturity date of the loan is the earlier of (a) 60th day next following the Company’s funding of such loans or (b) the date of payment by the party other than the Borrower of the amount due pursuant to a sale transaction in respect of underlying product purchased by the Borrower through use of the proceeds of such loan.  The Company verbally extended the maturity date to December 31, 2014 without additional penalty, but will continue to accrue interest accruing in accordance with the stated interest above.  Interest accrued as of September 30, 2014 was $16,860.

Additionally, the note receivable includes a loan fee amount of 8% of the gross amount of each sale transaction pursuant to product purchased by the Borrower.  Loan fees accrued as of September 30, 2014 were $20,010.

Note 5.	Intellectual Property Purchase Agreement

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

A.	To acquire the rights for the United States, Mexico and Canada, Firma Holdings has paid or must pay FreshTec:

(i)	$500,000 at closing (paid June 2014) .
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

Note 6.	Notes Payable and Convertible Notes Payable, Net

The following table represents the outstanding balance of notes payable and convertible notes payable.

	September 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Mining concessions	$150	$150
Notes payable	320	-
Convertible notes payable, net	260	76
FreshTec required payments (See Note 5)	1,968	-
Auto loans	42	66
	2,740	292
Less – current portion	(1,244)	(188)
Less – current portion convertible notes payable, net	(260)	(76)
Non-current portion	$1,236	$28

During the nine months ended September 30, 2014 the Company converted balances with two vendors to notes payable in the amount of $80,000 and recognized a gain on debt extinguishment in the amount of $5,000. The balance as of September 30, 2014 is $45,700 and is still outstanding. Additionally, the Company entered into a promissory note with a former employee for accrued payroll resulting in an immediate payment of $31,250 and and payments of $6,250 for 18 months and payments of $9,015 for the remaining 18 months.

During the year ended December 31, 2013 the Company raised $150,000 through the sale of a convertible note. The note was due in February 2014, extended to July 2014 and again extended until July 2015; bears interest of 16% per year and can be converted to Firma Holdings’ stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $120,000 of which $120,000 was amortized as of September 30, 2014. Interest expense related to the convertible note was $20,000 as of September 30, 2014.

During the nine months ended September 30, 2014 the Company raised $60,000 through the sale of a convertible note. The note was due in May 2014, extended to July 2014 and again extended until July 2015, and can be converted to Firma Holdings’ stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $60,000 of which $60,000 was amortized as of September 30, 2014. Interest expense related to the convertible note was $8,000 as of September 30, 2014.

During the nine months ended September 30, 2014 the Company raised $50,000 through the sale of a convertible note. The note was due in July 2014 but extended to July 2015 and can be converted to Firma Holdings’ stock at $0.10 per share. The beneficial conversion feature of the note payable was determined to be $34,850 of which $34,850 was amortized as of September 30, 2014. Interest expense related to the convertible note was $6,000 as of September 30, 2014.

The five year maturity schedule for notes payable is presented below (in thousands of U.S. dollars) for the year’s ending September 30, (unaudited):

	2015	2016	2017	2018	2019	Total

Mining concessions	$150	$-	$-	$-	$-	$150
Auto loans	25	6	6	5	-	42
Notes payable	101	219	-	-	-	320
Convertible notes payable, net	260	-	-	-	-	260
FreshTec required payments (See Note 5)	968	-	1,000	-	-	1,968
Total	$1,504	$225	$1,006	$5	$-	$2,740

Note 7.	Related Party Transactions

Total net due from related parties was $102,156 at September 30, 2014 and $95,385 at September 30, 2013.

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the foreign exchange amount.

The following are intercompany transactions that were eliminated during the consolidation of these financial statements:

In January 2007, Amermin, a subsidiary of Tara Gold, made arrangements to purchase the Pilar; Don Roman and Las Nuvias properties listed in Note 3 (part of the Don Roman Groupings) and subsequently sold the concessions to Firma Holdings. At September 30, 2014 Amermin has paid the original note holder in full and Firma Holdings owes Amermin $535,659 for the Pilar mining concession and $211,826 for the Don Roman mining concession.

As of September 30, 2014, Amermin had loaned AMM $1,016,506 at 0% interest, due on demand.

As of September 30, 2014, Tara Gold owed Firma Holdings a total of $338,648 at 0% interest, due on demand.

During 2012, the Company issued Adit six promissory notes for $4,286,663. During 2013, the Company issued Adit one promissory note for $610,000. These notes are unsecured, bear interest at U.S. prime rate plus 3.25% per year and are due and payable between December 2014 and October 2015. As of September 30, 2014, the Company owed Adit $5,571,810 in interest and principal.

Note 8.	Stockholders’ Equity

For the nine months ended September 30, 2014, the Company did not issue any shares of its common stock.

Note 9.	Non-controlling Interest

All non-controlling interest of the Company is a result of the Company’s subsidiaries’ stock movement and results of operations.  Cumulative results of these activities results in:

	September 30, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
	(Unaudited)
Common stock for cash	$19,236	$16,165
Common stock for services	5,846	5,846
Stock based compensation	6,021	5,615
Conversion of debt and Iron Ore Financial instrument to common stock, plus accrued interest	2,142	2,142
Exploration expenses paid for in subsidiary common stock	4,146	4,146
Cumulative net loss attributable to non-controlling interest	(14,278)	(12,826)
Treasury stock	(500)	(500)
Other non-controlling interests	723	442
Total non-controlling interest	$23,336	$21,030

A summary of activity as of September 30, 2014 and changes during the period then ended is presented below (in thousands of U.S. dollars):

Non-controlling interest at December 31, 2013	$21,030
Common stock for cash	3,071
Stock based compensation	406
Other	281
Net loss attributable to non-controlling interest	(1,452)
Non-controlling interest at September 30, 2014	$23,336

Note 10.	Options

The Company does not have any stock option or bonus plans.

Firma Holdings has the following incentive plans which are registered under a Form S-8:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

On October 28, 2009, Adit, Firma Holdings’s subsidiary, adopted the following incentive plans which have not been registered:

•	Incentive Stock Option Plan
•	Nonqualified Stock Option Plan
•	Stock Bonus Plan

There have been no issuances under the Adit plans in 2014.

On May 28, 2014 Firma Holdings entered into an agreement with FreshTec, Inc. which provides for Firma Holdings to acquire technology which can be used for the preservation and protection of fresh fruit, vegetables and flowers during extended periods of shipping and storage. As part of the terms of the agreement Firma Holdings, provided stock options to FreshTec, Inc. for 1,000,000 shares of Firma Holdings’s common stock at an exercise price of $0.30 per share, which vest immediate and have a term of 1 year.  The stock options were valued at $186,640 using the Black-Scholes option pricing model.

On August 1, 2014, the Company granted 1,400,000 options to an officer for compensation for work performed.  The options immediately vested, have an exercise price of $0.05 and expire December 31, 2017.  The stock options were valued at $346,286 using the Black-Scholes option pricing model.

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

	September 30, 2014	December 31, 2013
Expected volatility	278.03%	218.84%
Weighted-average volatility	278.03%	218.84%
Expected dividends	0	0
Expected term (in years)	1.57	2.00
Risk-free rate	0.77%	0.22%

A summary of option activity as of September 30, 2014 (unaudited) and changes during the period then ended is presented below:

Vested Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,750,000	$0.24
Granted	2,400,000	0.18
Exercised	-	-
Forfeited, expired or cancelled	-	-
Outstanding at September 30, 2014	5,150,000	$0.23	1.5	$504,000
Exercisable at September 30, 2014	4,990,000	$0.22	1.5	$504,000

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	410,000	$0.48
Granted	2,400,000	0.18
Vested	(2,650,000)	(0.11)
Forfeited, expired or cancelled	-	-
Non-vested at September 30, 2014	160,000	$0.21

A summary of warrant activity as of September 30, 2014 (unaudited) and changes during the period then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-
Granted	5,000,000	0.35
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at September 30, 2014	5,000,000	$0.35	1.75	$-
Exercisable at September 30, 2014	5,000,000	$0.35	1.75	$-

 All warrants vest upon issuance.

Note 11.	Fair Value

In accordance with authoritative guidance, the table below sets forth Firma Holdings's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2014 (in thousands of U.S. dollars) (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Intellectual property	$2,745	$-	$-	$2,745

Liabilities:
None	$-	$-	$-	$-

	Fair Value at December 31, 2013 (in thousands of U.S. dollars)
	Total	Level 1	Level 2	Level 3
Assets:
Fair market value of ACM’s net identifiable assets acquired	$1,589	$-	$-	$1,589

Liabilities:
Beneficial conversion feature of note (See Note 6)	$74	$74	$-	$-

Note 12.	Segment Reporting

Firma Holdings’s operating segments are strategic business units that offer different products and services.  For the nine months ended September 30, 2014, operating segments of Firma Holdings are agriculture and mining.  The agriculture segment consists of Firma Holdings’s intellectual property related to the “SmartPac” product and the mining segment consists of gold and industrial metal mining concessions in Mexico and the United States.  The agriculture segment became a reportable entity as of September 30, 2014 and was not in existence as of September 30, 2013.

September 30, 2014 (in thousands of U.S. dollars) (unaudited)	Agriculture	Mining
Gross profit from external customers	$-	$105
Exploration expenses	-	(490)
Operating, general, and administrative expenses	(28)	(515)
Compensation expense	-	(150)
Professional fees	(63)	(249)
Depreciation and amortization	(5)	(224)
Segment operating loss before taxes and discontinued operations	$(96)	$(1,523)

Revenues	September 30, 2014 (in thousands of U.S. dollars) (unaudited)
Total revenues from reportable segments	$105
Total other revenues	-
Total corporate revenues	-
Elimination of intercompany corporate revenues	-
Total consolidated revenues	$105

Profit or Loss
Total profit or loss from reportable segments	$(1,619)
Other profit or loss	44
Elimination of intercompany expense	-
Unallocated amounts:
Elimination of intercompany corporate revenues	-
Corporate expenses	(1,382)
Loss on discontinued operations	-
Non-controlling interest	1,452
Net loss before taxes	$(1,504)

Assets
Total assets for agriculture segment	$2,745
Total assets for mining segment	8,122
Corporate assets	776
Other unallocated amounts	-
Consolidated total	$11,643

Liabilities
Accounts payable and accrued expenses agriculture segment	$30
Accounts payable and accrued expenses mining segment	2,045
Notes payable agriculture segment	1,968
Notes payable mining segment	512
Corporate accounts payable and accrued expense	1,061
Corporate notes payable	260
Consolidated total	$5,876

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Tara Gold was incorporated in October 1999.

Beginning in the second quarter of 2014 our subsidiary, Firma Holdings, has two operational business segments:  mining and agriculture.  As of September 30, 2014 the agricultural segment was in the planning stage with minimal activity, while the mining segment accounts for the majority of Firma Holdings’s results of operations in the accompanying financial statements and in the discussion below.

RESULTS OF OPERATIONS

Material changes of certain items in the Company’s Statement of Operations for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, are discussed below.

Three Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Revenue	$-	$-
Cost of revenue	-	-
Exploration expenses	14	663
Operating, general and administrative expenses	1,002	427
Net operating loss	$(1,016)	$(1,090)

For the three months ended September 30, 2014, the Company kept all mining concessions in dormant or inactive status while working toward further funding options resulting in exploration expenses for routine maintenance and employee costs; compared to the three months ended September 30, 2013, when the Company focused primarily exploring the Dixie Mining District in Idaho. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, are discussed below.

Three Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Bad debt expense (recovery)	$9	$(61)
Compensation, officer employment contracts and bonuses	534	197
Professional fees	146	60

Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. The increase in bad debt expense for the three months ended September 30, 2013 was due to the allowance in IVA receivables; offset by bad debt recovery due to the sale of La Currita and the ability to use the IVA receivable against the related IVA payable; compared to the three months ended September 30, 2014, when bad debt was only due to the allowance in IVA receivables.

The Company’s compensation, officer employment contracts and bonuses expenses includes stock based compensation expense of $346,286 for the three months ended September 30, 2014; no such expense was recognized in the three month period ending September 30, 2013.  All other costs in this category are flat when compared to prior year.

Professional fees for the three months ended September 30, 2014, were flat compared to the same period in the prior year due to cost cuts and cost containment employed in 2013 primarily related to lowering accounting and security fees at the Mexico office.  Legal services, included within professional fees above, relate to the intellectual property post acquisition in 2014; compared to the three months ended September 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District.

Material changes of certain items in the Company’s Statement of Operations for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, are discussed below.

Nine Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Revenue	$105	$-
Cost of revenue	-	-
Exploration expenses	490	1,217
Operating, general and administrative expenses	2,413	2,555
Net operating loss	$(2,798)	$(3,772)

For the nine months ended September 30, 2014, ore from the exploration process at the Dixie Mining District was sold; compared to the nine months ended September 30, 2013, when the Company had no revenues from mining activity at any of its properties.

For the nine months ended September 30, 2014, the Company kept all mining concessions in dormant or inactive status while working toward further funding options resulting in exploration expenses for routine maintenance and employee costs; compared to the nine months ended September 30, 2013, when the Company focused primarily exploring the Dixie Mining District in Idaho. In 2013 exploration expenses included expenses for preproduction activities, geology consulting, assaying, field supplies and other mine expenses.

Material changes of certain items in the Company’s operating, general and administrative expenses for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, are discussed below.

Nine Months Ended	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Bad debt expense	$42	$49
Compensation, officer employment contracts and bonuses	1,024	679
Professional fees	524	820

Our allowance in association with our receivables from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes. The decrease in bad debt expense for the nine months ended September 30, 2013 was due to the allowance in IVA receivables; offset by bad debt recovery due to the sale of La Currita and the ability to use the IVA receivable against the related IVA payable; compared to the nine months ended September 30, 2014, when bad debt was only due to the allowance in IVA receivables.

The Company’s operating, general and administrative expenses includes stock based compensation expense of $405,931 for the nine months ended September 30, 2014 compared to $59,645 for the nine month period ending September 30, 2013.  All other costs in this category are flat when compared to prior year.

Professional fees for the nine months ended September 30, 2014, decreased primarily due to lower accounting and security fees at the Mexico office. Legal services in 2014 relate to the intellectual property post acquisition; compared to the nine months ended September 30, 2013, which consisted of legal services related to the acquisition of additional acres to be added to the Dixie Mining District and the settlement agreement reached with Carnegie related to the Champinon mining concession.

LIQUIDITY AND CAPITAL RESOURCES

The following is an explanation of the Company’s material sources and (uses) of cash during the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
(In thousands of U.S. Dollars)
Net cash used in operating activities	$(1,689)	$(3,036)
Acquisition of property, plant, equipment, land and construction in progress	-	(217)
Acquisition of intellectual property	(558)	-
Proceeds from the sale or disposal of assets	15	2,200
Purchase of mining concession	-	(650)
Proceeds from notes payable	110	-
Payments toward notes payable	(81)	(22)
Change in due to/from related parties, net	(7)	(6)
Non-controlling interest – cash from the sale of common stock of subsidiaries	3,071	800

Tara Gold anticipates that its capital requirements during the twelve months ending September 30, 2015 will be:

Firma Holdings
Exploration and Development – Don Roman Groupings	$150,000
Exploration and Development – Picacho Groupings	100,000
Property taxes	135,000
Agriculture division	1,350,000
General and administrative expenses	1,000,000

Tara Gold
General and administrative expenses	375,000
Total	$3,110,000

As of September 30, 2014 the Paranormous Trust and Investments Ltd. continues to face challenges, and is unable to follow through on its intended funding. The Company’s mining division, in spite of un-favorable market conditions, continues to protect the assets and to explore options to advance all projects.

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

With the acquisition, the Company now has two operating divisions – mining and agriculture, which can include fresh produce, horticulture, and food products. Both divisions will focus on generating sustainable revenue.

The agriculture division plans to focus on two areas that offer scalable revenue:

•
The first is from the sale of the SmartPac units. SmartPac packaging cartons will be sold by the Company and licensed partners to growers, packers and end-users for the packing, storage and shipment of bulk quantities of produce and flowers.

•
The second is from the sale of food products. In addition to revenue potential, food sales efforts can create opportunities for the Company to demonstrate the SmartPac technology, gives the Company an opportunity to benefit from the system savings available from the use of the SmartPac technology, and results in increased SmartPac unit volumes which will result in lower manufacturing costs.

The Company’s agriculture and food division continues to advance towards revenue from sales of SmartPac units, and through participation in the selling of produce and packaged foods.

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

On May 25, 2011, Tara Gold distributed one share of Firma Holdings for every 20 issued and outstanding shares of Tara Gold.  In the interest of creating liquidity for shareholders, and to free Tara Gold up for new opportunities, the Company plans to accelerate the distributions until all Firma Holdings’ shares held by Tara Gold have been distributed to Tara Gold’s shareholders. Once this is complete, Tara Gold will not have any interest in the properties owned by Firma Holdings or Adit, and will be exploring new opportunities for the future.

As of November 12, 2014, Tara Gold is reviewing the Pirita, Tania and Las Viboras Dos properties for continued inclusion as part of Firma Holdings’s mining property portfolio.   No payments toward these properties were made in 2014.  Firma Holdings may decide to terminate the purchase/lease agreements and return the properties. Tara Gold and Firma Holdings are currently reviewing all properties for joint venture, option or sale opportunities.

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

Off-Balance Sheet Arrangements

At September 30, 2014, Tara Gold had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of September 30, 2014 and 2013, respectively, no indications of impairment existed.  As of the November 14, 2014, no events have occurred that would require the write-down of any assets.

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

Not applicable.

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

Dated: November 14, 2014	By:	/s/ Francis Richard Biscan, Jr.
Francis R. Biscan, Jr., President,
Chief Executive Officer

Dated: November 14, 2014	By:	/s/ Lynda R. Keeton-Cardno
Lynda R. Keeton-Cardno, CPA
Principal Financial and Accounting Officer