Form 10-K
period 2014-12-31
TARA GOLD RESOURCES CORP.
filed 2015-04-27
CIK 1100747

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2014

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-29595

TARA GOLD RESOURCES CORP.
(Name of Small Business Issuer in its charter)

Nevada	90-0316566
(State of incorporation)	(IRS Employer Identification No.)

1047 West 200 North Pima, AZ	85543
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (928) 965-1151
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2014, was $0.

As of April 20, 2015, the Company had 102,795,119 outstanding shares of common stock.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or are available upon written request to us at our address located on the cover page of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1.  Business.

Background

We were incorporated in 1999 in Nevada.

In 2005 we became involved in the exploration of gold and silver mining properties.  In February 2006, we changed our name to Tara Gold Resources Corp. In May 2005 we began acquiring mining properties in Mexico through our subsidiary, Corporacion Amermin S.A. de C.V. (“Amermin”),.   All of our operations in Mexico are conducted through Amermin since Mexican law provides that only Mexican corporations are allowed to own mining properties.

In 2006 we, formed Tara Minerals Corp., now named Firma Holdings Corp., and became its principal shareholder.

In December 2014, we sold our interest in the common stock of Amermin, our Mexican subsidiary, to an independent third party for $100.  Subsequent to December 2014, we determined that it was not likely that the receivable would be collected.  As such, the receivable for the $100 was written off as of December 31, 2014.

On May 25, 2011 we distributed one share of Firma Holdings to our shareholders for every 20 outstanding shares of our common stock.

In November 2014 the Board of Directors of the Company approved the final dividend of its ownership in Firma Holdings to be issued and concurrently made application with FINRA on the distribution.   As of February 4, 2015, we owned 39,928,746 shares of the common stock of Firma Holdings (approximately 45% of Firma’s outstanding shares).  On February 5, 2015 we distributed these remaining shares we had in Firma Holdings to our shareholders.  Accordingly, we no longer have any interest in Firma Holdings.  As the Directors approval and FINRA application were both made in November 2014, the Company has deconsolidated Firma Holdings and its subsidiaries as of December 31, 2014.

See Item 10 of this report regarding changes in our management

Proposed Business

Our new appointed management seeks to establish a strong foothold in the marketplace for income producing “small mine” operations along with advanced real estate income and growth.

Our new officers and directors bring us over 125 years of experience in mine management and exploration in geology, reserve development, metallurgy, permitting, mine health and safety, and production.  In addition, the real estate team brings in over 110 years of experience in real estate development, management, finance, and construction.

The management team and board of directors have identified near term acquisitions in both mine operations with historical production and data as well as income producing real estate to balance out the new anticipated portfolio of properties under consideration.

Our initiatives for 2015 are to acquire income-producing assets that generate sales in the first year of operation and improve the asset base of the company.

Our key strengths include the following:

•
Leadership – Our management has over 235 years of combined management experience, including mine acquisitions and development, mine evaluations, efficient and socially responsible operations, planning and execution from conception to finished projects, sustained production, real estate commercial and residential development, high profile commercial construction projects, and domestic and international finance.

•	Trust – Our management team brings the unique ability to develop relationships with owners of mines or properties and bring those into the company through partnering, purchase, or other agreements.

•	Technical knowledge – Our new management has the technical depth necessary to operate and advance properties.

•
Safety – Our new management is committed to the health and safety of our employees.  A strong safety culture exists within the company and senior management is committed to supporting that safety culture.

•
Environment – Our new management is committed to ensuring we operate in an environmentally responsible way.  Our management team has a proven track record of environmental compliance and positive relationship with governmental agencies charged with oversight of mining activities and real estate development.

•
Community Relations – We are active in the communities where we operate.  We have the ability and track record to form strong relationships with community leaders.  Our belief is that where we operate our mines and real estate properties, we have the social responsibility to give back to the communities in some way relevant to the communities and, at the same time, in a manner which is financially responsible for us.

•
Employee Well-Being – We believe in fostering the well-being of our employees. We will provide opportunities for education and advancement and support for our employees in order to foster long-term dedication.

Item 1A.               Risk Factors.

Not applicable.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                  Properties.

None.

Item 3.                  Legal Proceedings.

None.

Item 4.                  Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to May 2010, our common stock traded in the over-the-counter market, which is sometimes referred to as the “pink sheets”, under the symbol: TRGD. In May 2010 the Securities and Exchange Commission stopped the trading in our common stock due to the fact that we were delinquent in filing our 10-K and 10-Q reports.

On July 18, 2011, the Securities and Exchange Commission revoked our registration under the Securities Exchange Act of 1934 and our stock ceased to trade. In 2012, we filed a Form 10 which cleared SEC comments on November 21, 2012. To trade again, we will need to work with a securities broker to complete the filings required by FINRA.

As of April 20, 2015 we had 102,795,119 outstanding shares of common stock and 76 shareholders of record. As of that same date we did not have any outstanding options, warrants or securities which were convertible into shares of our common stock.

We have not paid, and do not expect to declare or pay, any cash dividends on our common stock in the foreseeable future, and currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors deemed relevant by the Directors.

During the two years ended December 31, 2014 neither we, nor any of our officers or directors, purchased any shares of our common stock in the open market.

Item 6.                  Selected Financial Data

Not applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We were incorporated in 1999 in Nevada.

In 2005 we became involved in the exploration of gold and silver mining properties.

In 2006 we, formed Tara Minerals Corp., now named Firma Holdings Corp., and became its principal shareholder.

On May 25, 2011 we distributed one share of Firma Holdings to our shareholders for every 20 outstanding shares of our common stock.  As of December 31, 2014, we owned approximately 45% of Firma’s outstanding shares.  On February 5, 2015 we distributed these remaining shares to our shareholders.  Accordingly, we no longer have any interest in Firma Holdings.

As a result of our then ownership of Firma Holdings, and the fact that our officers and directors at December 31, 2013 were also officers and directors of Firma Holdings, our financial statements at December 31, 2013 are consolidated with those of Firma Holdings.  Since, as of February 5, 2015, we no longer had any interest in Firma Holdings, our December 31, 2014 financial statements are not consolidated with those of Firma Holdings.  As a result of the foregoing, a comparison of our operating results or financial condition for the year ended December 31, 2014 with our operating results or financial condition for the year ended December 31, 2013 would not be meaningful.

Our anticipated our capital requirements for the twelve months ending March 31, 2016 are shown below:

Name	Amount

General and Administrative Expenses	$200,000
Mining Division	$350,000
Real Estate Division	$868,500

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our sales, revenues, income from continuing operations, liquidity or capital resources.

Our future plans will be dependent upon the amount of capital available to us.

We will need to obtain capital if we are unable to generate sufficient cash from our operations to fund our capital requirements.

We do not have any commitments or arrangements from any person to provide us with any capital.  If capital is not available when needed, we may continue to operate in our present mode or we may need to cease operations.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. See Note 1 to the financial statements included as part of this report for information concerning our accounting policies.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Attached.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See our 8-K report filed on October 20, 2014 regarding a change in our independent accountants.

Item 9A.               Controls and Procedures.

Our Principal Executive and Financial officers have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and in their opinion our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Financial officers and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S. and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

−	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (amended in 2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.  Other Information.

Not applicable.

Item 10.  Directors, Executive Officers and Corporate Governance.

On February 23, 2015, Thomas Claridge was appointed one of our directors.  Following the appointment of Mr. Claridge, Francis R. Biscan, Jr., David Barefoot, and Lynda Cardno-Keeton resigned as officers and/or directors.

On April 14, 2015, Mr. Claridge appointed the persons shown in the table below to be our new officers and directors

Name	Age	Position

Jeremy J. Schoenfelder	37	President, Chief Executive Officer and Chief Financial Officer
Dana R. Boers	54	Secretary, Treasurer and Chief Accounting Officer
Thomas Claridge	46	Director
Brian T. Brewer	45	Director
Todd E. Sisson	46	Director
Mike Simon	51	Director

Our executive officers are appointed by, and serve at the discretion of, our directors. Our directors hold office for one-year terms or until their successors have been elected and qualified. Our officers serve at the discretion of our directors.  There are no family relationships between any of our directors or officers.

Jeremy Schoenfelder was appointed as one of our officers on April 14, 2015.  Mr. Schoenfelder is the founder and President of Sienna Partners, LLC, a consulting firm assisting small to medium sized businesses in applying for and receiving foreign investments through the Employment Based Fifth Preference (EB-5) program.  Since September 2013, Mr. Schoenfelder has been the Chief Operating Officer of AZ Sourcing, LLC.  AZ Sourcing, since April 2009, has operated the PhoenixMart in Casa Grande, AZ a 1.5 million sq. ft. facility designed to promote international wholesalers and manufacturers while creating and protecting domestic employment opportunities.  Mr. Schoenfelder received his Bachelor of Science degree in Mathematics from Northern Arizona University.

Dana R. Boers was appointed as one of our officers on April 14, 2015.  Ms. Boers has over 20 years of bookkeeping and accounting business practice and, since 2006, she has operated her own bookkeeping and, since 2009, tax preparation business. Dana is attending college and is currently working on her accounting degree.  Dana currently is responsible for the finances of Springbok Development which is developing a large real estate golf course community as well as mine operations.

Thomas Claridge was appointed a director on February 23, 2015.  Since July 2011, Mr. Thomas Claridge (age 46) has been the Chief Engineer for Firma Holdings Corp. (f/k/a Tara Minerals Corporation).  In this capacity, he has been responsible for the overall development of mine plans, budgets, and exploration work for Firma Holdings’ mining project in Idaho’s Dixie mining district, including overall project development work for both underground and surface mining scenarios.

Between September 2010 and June 2011 Mr. Claridge was an engineer with Hanlon Engineering & Architecture Inc. in Tucson Arizona.  While employed by Hanlon Engineering, Mr. Claridge:

•	developed plans for mine and ore processing projects;

•	implemented new leaching techniques and water treatment programs for mining companies;

•	reviewed metallurgical test work, water treatment proposals, on-site water programs, and ore process designs for a mine in Romania;

•	authored a recommendations report which is currently being implemented at the mine in Romania;

•	lead a team conducting geologic, metallurgical, mine assessments, and engineering mill reviews of mines in Sinaloa, Mexico; and

•	provided phased approached recommendations for ore reserve calculations and mine development.

Between January 1996 and September 2010 Mr. Claridge was a Senior Project Engineer for Freeport-McMoran Copper and Gold Inc.  For the past two years Mr. Claridge has also been an independent consultant to mining companies having projects in the United States.  Mr. Claridge received his Bachelor of Science degree in Environmental Engineering from Northern Arizona University in 1995.

Brian Brewer was appointed as a director on April 14, 2015.  Mr. Brewer has been the President and Chief Executive Officer of Brewer Exploration, Inc. since 2008.  Brewer Exploration provides consulting services in all phases of mineral exploration and mine pre-development to companies in the Western United States, Alaska, Mexico, Haiti, South America and the Dominican Republic.  Mr. Brewer received his Bachelor of Science degree in Geology from the University of Idaho in 1994.

Todd Sisson was appointed as one of our directors on April 14, 2015.  Since 2014 Mr. Sisson has been the office field manager and has supervised the health and safety programs (MSHA) for Shamrock Mines in Hanna, Utah.  Presently, Mr. Sisson is coordinating and processing the next mining claim for Shamrock Mines through the Department of Forestry.  Between 2013 and 2014 Mr. Sisson was the office field manager, and subsequently supervised the health and safety programs (MSHA), for Tara Minerals at its Ponderosa Mine in Idaho.  Between 2008 and 2013 Mr. Sisson was the equipment operator for B4MC Mining.  Between 1995 and 2011 Mr. Sisson operated 4 Seasons Electric LLC, an electrical sub-contracting company.  Mr. Sisson’s educational background is focused in finance and business management.  Mr. Sisson is MSHA Certified and since 2014 has supervised the mine safety (MSHA) requirements for Springbok Development.

Mike Simon was appointed as a director on April 14, 2015.  Mr. Simon has been the Chief Information Security Officer for Creation Logic, LLC since 2006.  In this capacity, Mr. Simon has consulted with clients concerning various aspects of information management and security, including building and refining formal security practices around accepted industry and regulatory frameworks.

Mr. Simon also holds various positions at the University of Washington, including Lecturer, Master of Science in Information Management program, Affiliate Faculty Information School (2005 – present) and Associate Director Applied Research, Center for Information Assurance and Cybersecurity (2007 – present).

Since 1998, Mr. Simon has been a consultant for the Federal Bureau of Investigation.

We believe our directors are qualified to act as such based upon the following:

Name	Reason

Thomas Claridge	Experience in mining industry
Brian T. Brewer	Experience in mining industry
Todd E. Sisson	Experience in mining industry
Mike Simon	Experience in corporate information security

We do not have any standing audit, compensation or nominating committees or committees performing similar functions, nor do we have written audit, compensation or nominating committee charters. Our Board of Directors believes it unnecessary to have such committees at this time because our Board of Directors can perform the functions of such committees adequately.

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

We have adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.  Our Code of Ethics was filed as Exhibit 14 to our report on Form 10-K for the year ended December 31, 2004.

Item 11.    Executive Compensation.

The following table shows the compensation earned during the two years ended December 31, 2014 by our executive officers.

						All Other
				Stock	Option	Annual
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	(6)

Francis R. Biscan,	2014	$276,000	$-	$-	$-	$-	$276,000
President and Chief	2013	$276,000	-	-	-	-	276,000
Executive Officer

Dave Barefoot	2014	$204,000	-	-	-	-	204,000
Chief Operating	2013	$204,000	-	-	-	-	204,000
Officer

Lynda R. Keeton-Cardno,	2014	$48,000	-	-	-	-	48,000
Chief Financial and Accounting Officer,	2013	$48,000	-	-	-	-	48,000
Secretary and Treasurer

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of Tara Gold or Tara Mineral’s shares issued as compensation for services to the persons listed in the table, if applicable.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that Tara Gold could not properly report in any other column of the table.

(6)	The total represents all compensation on a consolidated basis of Tara Gold and its subsidiaries as defined in Item 1 above.

Following the appointment of Thomas Claridge as a director on February 23, 2015, Francis R. Biscan, Jr., David Barefoot, and Lynda Cardno-Keeton resigned as our officers and/or directors.

The following shows the amounts that we expect to pay to our officers during the twelve month period ending March 31, 2016 and the percentage of time these persons plan to devote to our business.

	Proposed	Time to be Devoted to
Name	Compensation	Our Business

Jeremy Schoenfelder	$50,000	30%

Dana R. Boers	$9,600	20%

Long-Term Incentive Plans.  We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.  We may adopt stock option and bonus plans in the future.

Employee Pension, Profit Sharing or other Retirement Plans.  We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of these plans in the future.

Compensation of Directors.  Our directors did not receive any compensation for their services as directors during the fiscal years ended December 31, 2014, or 2013.

Compensation Committee, Interlocks and Insider Participation.  Prior to their resignation on February 23, 2015, Francis R. Biscan Jr. and David Barefoot acted as our compensation committee.  Mr. Biscan and Mr. Barefoot are also officers and directors of Firma Holdings Corp. (f/k/a Tara Minerals Corp.) and in that capacity they participated in decisions regarding executive compensation.  Other than the foregoing, during the year ended December 31, 2014, none of our officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows, as of March 31, 2015, the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

Name and Address	Number of Shares	Percentage Ownership

Jeremy J. Schoenfelder	--	--
3127 W. Honor Ct.
Anthem, AZ 85086

Dana R. Boers	--	--
2961 W. Ivar RD
Queen Creek, AZ 85142

Brian T. Brewer	--	--
P.O. Box 305
Salmon, ID 83461

Todd E. Sisson	--	--
747 S. Newell Rd.
Coeur D’Alene, ID 83814

Name and Address	Number of Shares	Percentage Ownership

Mike Simon	--	--
4742 42nd Ave., S.W.
Seattle, WA 98116

All Officers and Directors as	--	--
a Group (5 persons)

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Thomas Claridge, Brian T. Brewer, Todd E. Sisson and Mike Simon are independent directors as that term is defined in Section 803 of the listing standards of the NYSE MKT.

Item 14.  Principal Accountant Fees and Services.

StarkSchenkein, LLP, reviewed our 10-Q reports through June 30, 2014 and audited our financial statements as of and for the year ended December 31, 2013.  The Pun Group reviewed our September 30, 2014 10-Q report and audited our financial statement for the year ended December 31, 2014.  The following table shows the fees billed to us by these accounting firms for the periods shown.

	Year ended December 31, 2014	Year ended December 31, 2013

Audit Fees	$35,500	$51,777
Audit-Related Fees	-	-
Financial Information Systems	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Item 15.          Exhibits.

a)           See Item 13

b)           Exhibits

Exhibit No.	Description of Exhibit
3.1.1	Articles of Incorporation	(1)
3.1.2	Amendment to Articles of Incorporation for Name Change To MerchantPark Communications	(1)
3.1.3	Amendment to Articles of Incorporation for name change to American Stellar Energy, Inc.	(1)
3.1.4	Amendment to Articles of Incorporation for name change to Tara Gold Resources Corp	(1)
3.2	Bylaws	(2)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(3)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principle Executive and Financial Officer	(3)
101.INS	XBRL Instance Document	(3)
101.SCH	XBRL Taxonomy Extension Schema Document	(3)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(3)
101.LAB	XBRL Taxonomy Label Linkbase Document	(3)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(3)

(1)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form 10 (filed August 4, 2011).

(2)	Incorporated by reference to the Company’s 8-K report filed with the Securities and Exchange Commission on February 26, 2015.

(3)	Filed herewith.

Item 8.  Financial Statements and Supplementary Data.

TARA GOLD RESOURCES CORP.

FINANCIAL STATEMENTS
AS OF AND FOR
THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of the Tara Gold Resources Corp.
      Pima, AZ

We have audited the accompanying balance sheet of Tara Gold Resources Corp. (the "Company") as of December 31, 2014 and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ The Pun Group
The Pun Group

Santa Ana, California
April 23, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tara Gold Resources Corp.

We have audited the accompanying consolidated balance sheet of Tara Gold Resources Corp. as of December 31, 2013, and the related statements of operations and comprehensive loss, cash flows, and shareholders’ equity for the year then ended.  These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tara Gold Resources Corp..  as of  December 31, 2013, and the related statements of operations and comprehensive loss, cash flows, and shareholders’ equity for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 14, 2014

TARA GOLD RESOURCES CORP.
BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash	$294	$77,322
Other receivables, net	-	73,107
Due from related parties, net of due to	-	95,385
Other current assets	6,138	138,109
Assets held for sale of Corporacion Amermin S.A. de C.V.	-	329,098
Assets held for disposal, net	-	29,262
Total current assets	6,432	742,283

Property, plant, equipment, mine development, and land, net	-	7,362,692
Total assets	$6,432	$8,104,975

Liabilities and Stockholders’ Deficit (Equity)
Current liabilities:
Accounts payable and accrued expenses	$118,709	$1,542,452
Notes payable, current portion	-	114,266
Liabilities held for sale of Corporacion Amermin S.A. de C.V.	-	1,277,791
Total current liabilities	118,709	2,934,509
Notes and other payables, non-current portion	-	28,005
Total liabilities	118,709	2,962,514

Stockholders’ deficit/equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 102,795,119 shares issued and outstanding	102,794	102,794
Additional paid-in capital	11,010,537	10,786,975
Accumulated deficit	(11,405,783)	(26,633,140)
Accumulated other comprehensive income (loss)	180,175	(143,824)
Total Tara Gold stockholders’ deficit	(112,277)	(15,887,195)
Non-controlling interest	-	21,029,656
Total stockholders’ (deficit) equity	(112,277)	5,142,461
Total liabilities and stockholders’ (deficit) equity	$6,432	$8,104,975

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP.
STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenues
Mining revenues	$-	$-
Total revenues	-	-
Cost of revenue	-	-
Gross margin	-	-
Exploration expenses	-	1,734,394
Operating, general, and administrative expenses	318,182	3,166,884
Net operating loss	(318,182)	(4,901,278)

Non-operating income (expense):
Interest income	555,089	51,433
Interest expense	-	(254,004)
Settlement loss, net	-	(1,064,996)
Loss on extinguishment of debt, net	-	(7,000)
Loss on disposal of assets	-	(54,897)
Impairment of long lived asset	(10,868,994)	(28,001)
Gain on bargain acquisition of American Copper Mining	-	3,489,971
Gain on deconsolidation of Firma Holdings	16,291,011	-
Other income	-	152
Total non-operating income	5,977,106	2,132,658
Income (loss) before income taxes	5,658,924	(2,768,620)
Income tax (provision) benefit	-	(6,284,000)
Income (loss) before discontinued operations	5,658,924	(9,052,620)
Gain from discontinued operations of Corporacion Amermin S.A. de C.V. (including loss on disposal of $4,385), net of tax	9,568,433	834,324
Net income (loss)	15,227,357	(8,218,296)

Net loss attributable to non-controlling interest	-	4,305,623

Net income (loss) attributable to Tara Gold’s shareholders	15,227,357	(3,912,673)

Other comprehensive income (loss):
Foreign currency translation gain	143,824	232,738
Unrealized gain on fair value of stock	180,175	-
Total comprehensive income (loss)	$15,551,356	$(3,679,935)

Net income (loss) per share, basic and dilutive before discontinued operations	$0.06	$(0.09)

Discontinue operations per share, basic and dilutive	$0.09	$0.01

Net income (loss) per share, basic and diluted	$0.15	$(0.08)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP.
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Years’ Ended December 31, 2013 and 2014

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2012	102,795,119	$102,794	$10,786,975	$(22,720,467)	$(376,562)	$(12,207,260)

Foreign currency translation gain	-	-	-	-	232,738	232,738

Net loss	-	-	-	(3,912,673)	-	(3,912,673)

Balance as of December 31, 2013	102,795,119	$102,794	$10,786,975	$(26,633,140)	$(143,824)	$(15,887,195)

Loss on deconsolidation	-	-	223,562	-	-	223,562

Foreign currency translation gain	-	-	-	-	143,824	143,824

Unrealized gain on fair value of stock	-	-	-	-	180,175	180,175

Net income	-	-	-	15,227,357	-	15,227,357

Balance as of December 31, 2014	102,795,119	$102,794	$11,010,537	$(11,405,783)	$180,175	$(112,277)

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss attributable to Tara Gold shareholders	$15,227,357	$(3,912,673)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	-	310,350
Allowance for doubtful accounts	100	(265,000)
Loss on debt due to extinguishment and conversion	-	7,000
Income tax provision (benefit)	-	6,284,000
Non-controlling interest in net loss of consolidated subsidiaries	-	(4,305,623)
Amortization of beneficial conversion	-	246,000
(Gain) loss on the disposal of assets	-	54,897
Common stock of subsidiary issued and option valuation for services	-	220,366
Subsidiaries’ stock based compensation and stock bonuses	-	59,645
Settlement loss, net	-	1,064,996
Impairment of long lived asset	10,868,994	28,001
Gain on bargain acquisition of American Copper Mining	-	(3,489,971)
Gain on deconsolidation of Firma Holdings Corp.	(16,291,011)	-
Discontinued operations	(9,568,433)	(834,324)
Changes in current operating assets and liabilities:
Other receivables	-	236,000
Other assets	-	(59,000)
Accounts payable and accrued expenses	(457,859)	872,619
Net cash used in operating activities	(220,852)	(3,482,717)

Cash flows from investing activities:
Acquisition of property, plant, equipment, or mine development	-	(216,847)
Proceeds from the sale or disposal of assets	-	2,200,000
Purchase of mining concession	-	(650,000)
Cash in assets held for sale of Corporacion Amermin S.A. de C.V.	-	(4,218)
Net cash provided by investing activities	-	1,328,935

TARA GOLD RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Continued)

	December 31, 2014	December 31, 2013

Cash flows from financing activities:
Proceeds from notes payable	-	150,000
Payments toward notes payable	-	(27,012)
Change in due to/from related parties, net	-	(6,000)
Non-controlling interest – cash from sale of sale of common stock of Subsidiaries	-	924,000
Net cash provided by financing activities	-	1,040,988

Effect of exchange rate changes on cash	143,824	232,738

Net decrease	(77,028)	(880,056)
Cash, beginning of period	77,322	957,378
Cash, end of period	$294	$77,322

Supplemental Information:
Interest paid	$-	$6,379
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock or payable, plus accrued interest	$-	$800,000
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$-	$120,000
Purchase of property, equipment and assets with debt and common stock	$-	$29,038
Construction in progress or mining deposit reclassified to property, plant and equipment	$-	$112,582
Reclassification of assets held for sale	$-	$329,098
Reclassification of liabilities held for sale	$-	$(1,277,791)
Other	$-	$38,000

See accompanying notes to these consolidated financial statements.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Tara Gold Resources, Corp. (“Tara Gold” or the “Company”) was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group. By special resolution of the shareholders, Westnet Communication Group changed its name to Tara Gold Resources, Corp. on February 9, 2006.

 In May 2005, Tara Gold, through its subsidiary Corporacion Amermin S.A. de C.V. (“Amermin”), began acquiring mining properties in Mexico. In May 2006, Tara Gold formed Firma Holdings Corp. (“Firma Holdings”), formerly known as Tara Minerals Corp.  Tara Gold’s operations in Mexico were conducted through Amermin and Firma Holdings’ Mexico subsidiaries, since Mexican law provides that only Mexican corporations are allowed to own mining properties. All of Tara Gold’s operations in Mexico were conducted through its Mexican subsidiaries.

In December 2014, the Company discontinued Amermin and sold its interest in the common stock of Amermin for $100 to an independent third party in Mexico.

On May 25, 2011, Tara Gold commenced distributing its shares of Firma Holdings to its shareholders by distributing one share of Firma Holdings for every 20 outstanding shares of Tara Gold. In November 2014 the Board of Directors of the Company approved the final dividend of its ownership in Firma Holdings to be issued and concurrently made application with FINRA on the distribution.   Final execution of the dividend occurred in February 2015.  After the distribution the Company had neither interest in the assets nor any obligation for any liabilities of Firma Holdings.  As the Directors approval and FINRA application were both made in November 2014, the Company has deconsolidated Firma Holdings and its subsidiaries as of December 31, 2014.

In these financial statements, unless otherwise indicated, all references to "Company," "we," "our," and/or "us," refer to Tara Gold.

The 2014 financial statements represent the standalone financial statements of the Company except for the presentation of discontinued operations of its former subsidiary Amermin, and the deconsolidation of Firma Holdings.  The 2013 consolidated financial statements include the financial statements of the Company and its subsidiaries except for the presentation of its former subsidiary Amermin. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation as applicable.

The reporting currency of Tara Gold, Firma Holdings and any U.S. subsidiary is the U.S. dollar.  The functional currency of Amermin and any Mexican subsidiary is the Mexican Peso. As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement income (loss) is recorded as other comprehensive income (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Relevant exchange rates used in the preparation of the financial statements for Amermin and any of Firma Holdings Mexican subsidiaries are as follows for the year ended December 31, 2014 and 2013. Mexican pesos per one U.S. dollar:

December 31, 2014
Current exchange rate	-
Weighted average exchange rate for year ended	-

	December 31, 2013
Current exchange rate	Ps.	13.0652
Weighted average exchange rate for year ended	Ps.	12.5439

Due to the discountenance and sale of Amermin, the Company used the following exchange rates and financial information related to the results of operations for Amermin as of September 30, 2014.  September 30, 2014 represents the final financial data available to the Company:

	September 30, 2014
Current exchange rate	Ps.	13.4891
Weighted average exchange rate for year ended	Ps.	13.1166

The Company’s significant accounting policies are:

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current year presentation, specifically the 2013 presentation of assets held for sale, liabilities held for sale and the discontinued operations for Amermin.

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

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and December 31, 2013.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of December 31, 2014 the Company has no items that have been fair valued.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

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

Concentrations

The Company maintains cash balances at highly-rated financial institutions in the United States.  Each institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for deposit accounts. The Company had no bank accounts in excess of $250,000, at December 31, 2014 and 2013, respectively. The Company has not experienced any losses in these accounts.

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

	December 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)

Allowance – recoverable value-added taxes	$-	$1,597
Allowance – other receivables	-	366
Total	$-	$1,963

Bad debt expense was $100 and $178,468 for the years ended December 31, 2014 and 2013, respectively.

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

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

The recoverability of the book value of each property is assessed at least annually for indicators of impairment such as adverse changes to any of the following:

• estimated recoverable ounces of copper, lead, zinc, gold, silver or other precious minerals
• estimated future commodity prices
• estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require the write-down of any assets. In addition, the carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2013, respectively, no indications of impairment existed.  As of December 31, 2014 the Company had no mining concessions or acquisitions.

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

Revenue Recognition

Revenue from the sale of concentrate and industrial metals will be recognized when ownership passes to the purchaser at which time the following conditions are met:

i)	persuasive evidence that an agreement exists;
ii)	the risks and rewards of ownership pass to the purchaser including delivery of the product;
iii)	the selling price is fixed and determinable; or,
iv)	collectibility is reasonably assured.

Reclamation and Remediation Costs (asset retirement obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Future remediation costs for reprocessing plant and buildings are accrued based on management’s best estimate, at the end of each period, of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing remediation, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. There were no reclamation and remediation costs accrued as of December 31, 2014 or 2013.

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

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Comprehensive Gain (Loss)

Total accumulated comprehensive gain (loss) and the components of accumulated other comprehensive gain (loss) are presented in the Statements of Shareholders’ Equity. Accumulated other comprehensive gain (loss) is composed of foreign currency translation adjustment effects or unrealized gains on stock owned by the Company which it then distributed to its owners in February 2015.

Net Loss per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss. For the year ended December 31, 2013, the Company incurred a net loss, resulting in no dilutive common shares. For the year ended December 31, 2014, basic and dilutive weighted average share are identical as the Company has no convertible instruments that would be included in the dilutive calculation.

Recently adopted and recently issued accounting guidance

Issued

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," (“ASU 2014-09”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States of America (“U.S. GAAP”) when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Adopted

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these audited consolidated financial statements.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these audited financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not begun generating revenue, has experienced recurring net operating losses, had a net operating loss of $318,182 and $4,901,278 for the years ended December 31, 2014 and 2013, and a working capital deficiency of $112,277 at December 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan in 2015.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3.	Deconsolidation of Firma Holdings Corp.

As previously discussed as of December 31, 2014, the Company approved the final dividend of its ownership in Firma Holdings to be issued which occurred in February 2015.  Due to the change in organizational relationship the Company recognized items at December 31, 2014 which had previously been eliminated under the concepts of consolidation under generally accepted accounting principles.  Transactions relating to this deconsolidation are not usual and not anticipated to reoccur.

Upon the Company ceasing to be the parent of Firma Holdings, a total loss on deconsolidation consisting of the following was recognized (in thousands of U.S. dollars):

December 31, 2014
Fair value of investment in Firma Holdings common stock	$5,350
Write off of receivable due to Firma Holdings	(415)
Accumulated Firma Holdings deficit	(21,226)
Gain on deconsolidation of Firma Holdings	$(16,291)

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 4.	Assets Held for Disposal, net

Total assets held for disposal, net as of December 31, 2014 was $0.  The balance as of December 31, 2013 consists of the following:

December 31, 2013	Mining Concession	Outstanding Debt	Total Assets Held for Disposal, net
		(In thousands of U.S. Dollars)
Pirita Prospect	$250	$(174)	$76
Las Viboras Dos Prospect	188	(235)	(47)
	438	(409)	29
Amount pertaining to Amermin:
Las Brisas Prospect	3	-	3
	$441	$(409)	$32

All properties above except the Las Brisas Prospect belong to Firma Holdings.  As of December 31, 2014 the Las Brisas Prospect was included in the Amermin discontinued operations.

Note 5.	Property, Plant, Equipment, Mine Development, Land and Construction in Progress, net

	December 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)

Land	$-	$20

Pilar	-	728
Don Roman	-	522
Las Nuvias	-	100
Centenario	-	636
La Verde	-	60
La Palma	-	80
Dixie Mining District	-	650
Picacho and Picacho Fractions	-	1,571
Mining concessions	-	4,347

Property, plant and equipment	-	4,142
	-	8,509
Less – accumulated depreciation	-	(1,146)
	$-	$7,363

The above properties are all owned by Firma Holdings.  Upon deconsolidation with the Firma Holdings, the Company has no rights to them.

Other Mining Commitments of Firma Holdings

Tania Iron Ore Project

The Company leased the Tania Iron Ore Project in May 2011 for royalty payments based on production.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

The Company has the right to remove 6 million tonnes of iron ore concentrate from the property, with renewal rights extending through the life of the property. The Company had agreed to pay $6 per tonne for the first 500,000 tonnes removed from the property and $7 per tonne thereafter.

Note 6.	Other Assets, current and non-current

In 2011, the Firma Holdings paid a $100,000 advance to the Tania Iron Ore Property vendor, against future royalty payments and $175,000 to the subcontractor at the Tania Iron Ore Property for property improvements.  Although the Company is seeking the return of the $175,000 from the subcontractor for non-performance, a full allowance for the receivable was been recognized at December 31, 2013.

As of December 31, 2014 and December 31, 2013, respectively, the Company’s other current assets consisted of prepaid expenses of $6,138 and $116,425, and security deposits of $0 and $21,684.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 7.	Income Taxes

The Company files income tax returns in the U.S. as of December 31, 2014.  In prior years due to the Company subsidiaries, the Company filed income tax returns in the U.S. and Mexican jurisdictions.

In the U.S., Tara Gold files a standalone return.  The 2013 U.S. return has been filed and the 2014 return will be filed prior to the extension deadline

The December 31, 2014 income tax benefit, net of tax associated with discontinued operations, is as follows:

	December 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
Current asset (liability) – total	$-	$-
Deferred asset (liability) – total	932	1,015
Valuation allowance	(932)	(1,015)
Income tax asset (liability)	$-	$-

A valuation allowance is recorded when it is more likely than not that the deferred tax assets will be realized. The future use of deferred tax assets is dependent on the future taxable profits which arise from taxable temporary timing differences such as the following when applicable:

•	Differences in expensed stock based compensation and stock for investor relation services and corporate officers.

•	The capitalization of foreign mining exploration expenses for federal income tax purposes, if applicable.

•      A carryforward of a net operating loss.

At December 31, 2014, total deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
Deferred tax asset – current	$932	$1,015
Deferred tax asset – non-current	-	-
Total deferred tax asset	932	1,015

Deferred tax liability – current	-	-
Deferred tax liability – non-current	-	-
Total deferred tax liability	-	-

Valuation allowance	(932)	(1,015)
Net deferred tax asset (liability)	$-	$-

Net operating losses generated in the U.S. may only be used to offset income generated in the U.S.  There are no uncertain tax positions begin taken by the U.S. entities and open tax years are 2011 – 2014.

Per the Income Tax topic of the FASB ASC, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We have fully allowed for the entire deferred tax asset for the Company as of December 31, 2014 and 2013.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Net operating losses expire as follows (in thousands of U.S. dollars):

December 31, 2029	$879
December 31, 2030	270
December 31, 2031	657
December 31, 2032	563
December 31, 2033	530
December 31, 2034	(237)
Total net operating loss	$2,662

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

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows (in thousands of U.S. dollars):
	2014		2013
	Amount	Percentage	Amount	Percentage
Tax at statutory federal rate	$1,981	(35.0%)	$(677)	(35.0%)
Temporary differences
Exploration cost - current	-	-	50	2.6%
Exploration cost – non-current	-	-	425	22.0%
Stock based compensation	-	-	21	1.1%
Decrease in deferred tax asset due to re-acquisition of ACM	-	-	6,284	324.7%
Valuation allowance for U.S. Companies	-	-	(530)	(27.4%)
Valuation allowance for Mexico	(1,981)	35.0%	711	36.7%
Tax provision at the effective rate	$-	0.0%	$6,284	324.7%

Note 8.	Notes Payable and Convertible Note Payable, net

The following table represents the outstanding balance of notes payable.

	December 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)
Auto loans	$-	$66
Convertible note payable, net	-	76
	-	142
Less – current portion	-	(38)
Less – current portion convertible notes payable, net	-	(76)
Non-current portion	$-	$28

All debt in the above table disclosed in 2013 relates to Firma Holdings and has been eliminated due to the deconsolidation of Firma Holdings.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 9.	Related Party Transactions

Due to related parties, net of due from related parties consisted of:

	December 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)

Due to related parties	$-	$(1,100)
Due from related parties	-	1,195
Total	$-	$95

All transactions with related parties have occurred in the normal course of operations and Mexico based related party transactions are measured at the appropriate foreign exchange amount.

As previously discussed as of December 31, 2014, the Company sold its interested in its Mexican subsidiary Amermin.  Due to the change in organizational relationship the Company recognized items at December 31, 2014 which had previously been eliminated under the concepts of consolidation under generally accepted accounting principles.  Transactions relating to this discontinuance are not usual and not anticipated to reoccur.  Additionally, the intercompany loan balances between the Company and Amermin were converted to a note for $10,315,020 with an interest rate of 3.22%.

Subsequent to year end but contemporaneous with preparing this annual report, the Company determined that the note receivable and related interest receivable between the Company and Amermin was likely not fully collectible as the Company no longer has any influence or insight over the operations of Amermin.  As such the note and related interest receivable were impaired as of December 31, 2014.

The related party items in the above table disclosed in 2013 related to Firma Holdings and has been eliminated due to the deconsolidation of Firma Holdings.

Note 10.	Stockholders’ Equity

The authorized common stock of Tara Gold consists of 150,000,000 shares with par value of $0.001.

During the years ended December 31, 2014 and 2013, respectively, Tara Gold did not have any stock transactions.

As of December 31, 2014 and 2013, respectively, the Company had 102,795,119 shares of common stock issued and outstanding.

Note 11.	Non-Controlling Interest

All historical non-controlling interest of the Company is a result of the Company’s subsidiaries stock movement and results of operations as of December 31, 2013.  As of December 31, 2014 this has been eliminated due to discontinued operation or deconsolidation accounting.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 12.	Assets and Liabilities Held for Sale of Corporacion Amermin S.A. de C.V.

In December 2014, the Company discontinued Amermin and sold its interest in the common stock of Amermin for $100 to an independent third party in Mexico.  As such the 2013 assets, liabilities and operations have been reclassified as previously disclosed above.

Subsequent to December 2014, the Company determined that the receivable was likely not fully collectible as the Company no longer has any influence or insight over the operations of Amermin.  As such the receivable for $100 was written off as of December 31, 2014.

The operating results of the discontinued operations are summarized as follows:

	December 31, 2014	December 31, 2013
	(In thousands of U.S. Dollars)

Operating loss (gain)	$(195)	$834
Loss (gain) from operations, net of tax	$(195)	$834
Gain on net assets held for sale	$9,769	$-
Loss on disposal	$4	$-
Gain from discontinued operations	$9,568	$834

The components of the assets and liabilities held for sale of Corporacion Amermin S.A. de C.V. consist of the following (in thousands of U.S dollars):

December 31, 2013

Assets:
Cash	$4
Other receivables, net	233
Equipment, net	89
Other	3
$329
Liabilities:
Accounts payable and accrued expenses	$1,128
Notes payable	150
$1,278

In March 2008, Pershimco Resources transferred its mineral claims and obligations linked to the Mariana and Mezquite prospect to Amermin. The obligations transferred to the Company were remaining debt payments of $190,000, which included value-added taxes of $25,907 of which $150,000 (inclusive of value-added taxes of $20,960) remained at December 31, 2013. The effective purchase price of this property was $171,451, plus value-added taxes.

In December 2012, the Company could not determine whether the note holder or the Company held title to the above property, and, as a result, impaired the property. The debt has been eliminated in the discontinued operations of Amermin.

TARA GOLD RESOURCES CORP.
NOTES TO THE FINANCIAL STATEMENTS

The discontinuance of Amermin resulted in a gain of $9,568,433 including the loss on disposal of $4,385 as of December 31, 2014 and $834,324 as of December 31, 2013.

Note 13.	Options and Warrants
s
Tara Gold Resources does not have any stock option or bonus plans.

The Company also has no warrants or other convertible instruments outstanding.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TARA GOLD RESOURCES CORP.

Dated: April 27, 2015	By:	/s/ Jeremy J. Schoenfelder
Jeremy J. Schoenfelder
Principle Executive Officer

Signature                       Date

/s/ Jeremy J. Schoenfelder	April 27, 2015
Jeremy J. Schoenfelder, Principal Executive Officer, Principal Financial Officer and a Director

/s/ Dana Boers	April 27, 2015
Dana Boers, Principal Accounting Officer

/s/ Thomas Claridge	April 27, 2015
Thomas Claridge, Director

/s/ Brian T. Brewer	April 27, 2015
Brian T. Brewer, Director

/s/ Todd E. Sisson	April 27, 2015
Todd E. Sisson, Director

/s/ Michael Simon	April 27, 2015
Michael Simon, Director