Form 10-Q
period 2015-03-31
TARA GOLD RESOURCES CORP.
filed 2015-05-12
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER   333-143512

TARA GOLD RESOURCES CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0316566
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1047 West 200 North
Pima, AZ	85543
(Address of principal executive offices)	(Zip code)

(928) 965-1151
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

As of May 12, 2015, the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP.

CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND FOR
THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

TARA GOLD RESOURCES CORP.
CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$-	$294
Other current assets	7,088	6,138
Total current assets	7,088	6,432

Total assets	$7,088	$6,432

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,955	$118,709
Total current liabilities	58,955	118,709

Stockholders’ deficit:
Common stock: $0.001 par value; authorized 150,000,000 shares; issued and outstanding 102,795,119 shares	102,794	102,794
Additional paid-in capital	11,010,537	11,010,537
Accumulated deficit	(11,165,198)	(11,405,783)
Accumulated other comprehensive gain	-	180,175
Total stockholders’ deficit	(51,867)	(112,277)
Total liabilities and stockholders’ deficit	$7,088	$6,432

See accompanying notes to these Condensed Financial Statements.

TARA GOLD RESOURCES CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Mining revenues	$-	$105,316
Cost of revenue	-	-
Gross margin	-	105,316
Exploration expenses	-	185,862
Operating, general and administrative expenses	25,499	633,036
Net operating loss	(25,499)	(713,582)

Non-operating income (loss):
Interest income	-	12,454
Interest expense	-	(126,344)
Gain on extinguishment of debt, net	67,337	5,000
Loss on sale or disposal of assets	-	(54,558)
Gain on deconsolidation of Firma Holdings	198,747	-
Other income	-	11,761
Total non-operating income (loss)	266,084	(151,687)
(Loss) gain before income taxes	240,585	(865,269)
Income tax benefit	-	-
(Loss) income from continuing operations	240,585	(865,269)
Discontinued operations:
Loss from discontinued operations of Corporacion Amermin S.A. de C.V., net of tax	-	(236,474)
Net income (loss)	240,585	(1,101,743)

Net loss attributable to non-controlling interest	-	389,837

Net income (loss) attributable to Tara Gold’s shareholders	240,585	(711,906)

Other comprehensive loss:
Foreign currency translation loss	-	(3,972)
Realized loss on fair value of stock	(180,175)	-
Total comprehensive income (loss)	$60,410	$(715,878)

Net income (loss) per share, basic and dilutive before discontinued operations	$0.00	$(0.01)

Discontinued operations per share, basic and dilutive	$-	$(0.00)

Net income (loss) per share, basic and diluted	$0.00	$(0.01)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119

See accompanying notes to these Condensed Financial Statements.

TARA MINERALS RESOURCES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to Tara Gold’s shareholders	$240,585	$(711,906)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	-	73,557
Allowance for doubtful accounts	-	2,000
Gain on debt due to extinguishment and conversion, net	(67,337)	(5,000)
Non-controlling interest in net loss of consolidated subsidiaries	-	(389,837)
Amortization of beneficial conversion feature	-	114,306
Loss on disposal of assets	-	54,558
Gain on deconsolidation of Firma Holdings Corp.	(198,747)	-
Loss on discontinued operations	-	236,474
Changes in current operating assets and liabilities:
Other receivables, net	-	28,000
Other assets	(950)	16,000
Accounts payable and accrued expenses	26,155	493,156
Net cash used in operating activities	(294)	(88,692)
Cash flows from investing activities:
Cash flows from financing activities:
Change in due to/from related parties, net	-	(10,000)
Proceeds from notes payable	-	110,000
Payments towards notes payable	-	(4,038)
Net cash provided by financing activities	-	95,962

Effect of exchange rate changes on cash	-	(3,972)

Net (decrease) increase in cash	(294)	3,298
Beginning of period cash balance	294	81,540
End of period cash balance	$-	$84,837

Supplemental Information:
Interest paid	$-	$663
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$-	$94,850

See accompanying notes to these Condensed Financial Statements.

TARA GOLD RESOURCES CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business and principles of consolidation:

The accompanying Condensed Financial Statements of Tara Gold Resources Corp. (“Tara Gold” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Significant accounting policies disclosed therein have not changed, except as noted below.

Tara Gold was incorporated on October 14, 1999 under the laws of the State of Nevada as Westnet Communication Group. By special resolution of the shareholders, Westnet Communication Group changed its name to Tara Gold Resources, Corp. on February 9, 2006.

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

The 2015 financial statements represent the standalone financial statements of the Company except for the presentation of discontinued operations of its former subsidiary Amermin, and the deconsolidation of Firma Holdings.  The 2014 consolidated financial statements include the financial statements of the Company and its subsidiaries except for the presentation of its former subsidiary Amermin. All amounts are in U.S. dollars unless otherwise indicated. All significant inter-company balances and transactions have been eliminated in consolidation as applicable.

The accompanying condensed financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed balance sheets of the Company as of March 31, 2015 and December 31, 2014, the condensed results of its operations for the three months ended March 31, 2015 and 2014 and the condensed statements of cash flows for the three months ended March 31, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The reporting currency of the Company is the U.S. dollar.  The functional currency of Amermin and any Mexican subsidiary is the Mexican Peso. As a result, the financial statements of these subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with non-monetary assets and liabilities, and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measurement gain (loss) is recorded to other comprehensive gain (loss).

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements for Amermin and any of Firma Holdings Mexican subsidiaries are as follows for the three months ended March 31, 2014.  The company had no foreign operations in 2015.
Mexican pesos per one U.S. dollar:

	March 31, 2014
Current exchange rate	Ps.	13.0841
Weighted average exchange rate for the three months ended	Ps.	13.2339

The Company’s significant accounting policies are:

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current year presentation, specifically the 2014 presentation of discontinued operation for Amermin on the statement of operations.

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

Recently Adopted and Recently Issued Accounting Guidance

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2.	Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not begun generating revenue, has experienced recurring net operating losses, had a net operating loss of $25,499 and $713,582 for the three month periods ended March 31, 2015 and 2014, and a working capital deficiency of $51,867 at March 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan in 2015.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3.	Stockholders’ Equity

The Company had no issuances of common stock during the three months ended March 31, 2015.

Note 4.	Options and Warrants

The Company does not have any stock option or bonus plans.

The Company does not have any outstanding warrants or other convertible instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of our then ownership of Firma Holdings, and the fact that our officers and directors through February 5, 2015 were also officers and directors of Firma Holdings, our financial statements as of March 31, 2014 were consolidated with those of Firma Holdings.  Since, as of February 5, 2015, we no longer had any interest in Firma Holdings, our December 31, 2014 and March 31, 2015 financial statements are not consolidated with those of Firma Holdings.  As a result of the foregoing, a comparison of our operating results or financial condition for the period ending March 31, 2015 with our operating results or financial condition for the period ending March 31, 2014 would not be meaningful.

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

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of March 31, 2015 and 2014, respectively, no indications of impairment existed.  As of the May 12, 2015, no events have occurred that would require the write-down of any assets.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

Jeremy J. Schoenfelder, the Company’s Principal Executive and Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and, in his opinion, the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Tara Gold is not involved in any legal proceedings and is not aware of any legal proceedings which are threatened or contemplated.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification – CEO	(1)
31.2	Rule 13a-14(a) Certification - CFO	(1)
32.1	Section 1350 Certification	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document	(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2015	By:	/s/ Jeremy J. Schoenfelder
Jeremy J. Schoenfelder,
Chief and Principle Executive and Principle Financial Officer