Form 10-Q
period 2015-06-30
TARA GOLD RESOURCES CORP.
filed 2015-08-13
CIK 1100747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

(928) 228-2298
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of August 14, 2015, the Company had 102,795,119 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TARA GOLD RESOURCES CORP.

CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

TARA GOLD RESOURCES CORP.
CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$938	$294
Other current assets	-	6,138
Total current assets	938	6,432

Total assets	$938	$6,432

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$65,466	$118,709
Convertible note payable related party, current, net of discount	2,169	-
Total current liabilities	67,635	118,709

Stockholders’ deficit:
Common stock: $0.001 par value; authorized 150,000,000 shares; issued and outstanding 102,795,119 shares	102,794	102,794
Additional paid-in capital	11,024,716	11,010,537
Accumulated deficit	(11,194,207)	(11,405,783)
Accumulated other comprehensive gain	-	180,175
Total stockholders’ deficit	(66,697)	(112,277)
Total liabilities and stockholders’ deficit	$938	$6,432

See accompanying notes to these Condensed Financial Statements.

TARA GOLD RESOURCES CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Mining revenues	$-	$-	$-	$105,316
Cost of revenue	-	-	-	-
Gross margin	-	-	-	105,316
Exploration expenses	-	289,999	-	475,861
Operating, general, and administrative expenses	34,874	769,296	60,373	1,402,332
Net operating loss	(34,874)	(1,059,295)	(60,373)	(1,772,877)

Non-operating income (loss):
Interest income	-	13,753	-	26,207
Interest expense	(2,435)	(60,337)	(2,435)	(186,681)
Gain on extinguishment of debt, net	8,300	-	75,637	5,000
(Loss) gain on sale or disposal of assets	-	3,882	-	(50,676)
Gain on deconsolidation of Firma Holdings	-	-	198,747	-
Other income	-	99	-	11,860
Total non-operating income (loss)	5,865	(42,603)	271,949	(194,290)
Income (loss) before income taxes	(29,009)	(1,101,898)	211,576	(1,967,167)
Income tax benefit	-	-	-	-
Income (loss) from continuing operations	(29,009)	(1,101,898)	211,576	(1,967,167)
Discontinued operations:
(Loss) gain from discontinued operations of Corporacion Amermin S.A. de C.V., net of tax	-	226,807	-	(9,667)
Net income (loss)	(29,009)	(875,091)	211,576	(1,976,834)

Net loss attributable to non-controlling interest	-	539,753	-	929,590

Net income (loss) attributable to Tara Gold’s shareholders	(29,009)	(335,338)	211,576	(1,047,244)

Other comprehensive income (loss):
Foreign currency translation loss	-	(245,205)	-	(249,177)
Realized loss on fair value of stock	-	-	(180,175)	-
Total comprehensive income (loss)	(29,009)	(580,543)	31,401	(1,296,421)

Net income (loss) per share, basic and dilutive before discontinued operations	$(0.00)	$(0.01)	$0.00	$(0.02)

Discontinued operations per share, basic and dilutive	$(0.00)	$0.00	$0.00	$(0.00)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)	$0.00	$(0.02)

Weighted average number of shares, basic and diluted	102,795,119	102,795,119	102,795,119	102,795,119

See accompanying notes to these Condensed Financial Statements.

TARA GOLD RESOURCES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to Tara Gold’s shareholders	$211,576	$(1,047,244)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	-	146,836
Allowance for doubtful accounts	-	57,101
Loss on debt due to extinguishment and conversion, net	(75,637)	(5,000)
Non-controlling interest in net loss of consolidated subsidiaries	-	(929,590)
Accretion of beneficial conversion feature	2,169	160,767
Loss on disposal of assets	-	50,676
Option valuation for services - subsidiary	-	59,645
Gain on deconsolidation of Firma Holdings Corp.	(198,747)	-
Loss on discontinued operations	-	9,667
Changes in current operating assets and liabilities:
Other receivables, net	-	5
Other assets	6,138	9,000
Accounts payable and accrued expenses	40,966	970,086
Net cash used in operating activities	(13,535)	(518,052)
Cash flows from investing activities:
Acquisition of intellectual property	-	(547,412)
Net cash used in investing activities	-	(547,412)
Cash flows from financing activities:
Change in due to/from related parties, net	-	(7,000)
Proceeds from notes payable	-	110,000
Proceeds from notes payable, related party	14,179	-
Payments towards notes payable	-	(32,561)
Common stock issued for cash	-	1,295,000
Net cash provided by financing activities	14,179	1,365,439

Effect of exchange rate changes on cash	-	(249,177)

Net (decrease) increase in cash	645	50,798
Beginning of period cash balance	294	81,540
End of period cash balance	$938	$132,338

Supplemental Information:
Interest paid	$-	$7,000
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:
Beneficial conversion feature, convertible debt, related and nonrelated party and financial instruments	$14,179	$94,850
Former subsidiary acquisition of intellectual property through debt and options	$-	$2,186,629

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

On May 25, 2011, Tara Gold commenced distributing its shares of Firma Holdings to its shareholders by distributing one share of Firma Holdings for every 20 outstanding shares of Tara Gold. In November 2014 the Board of Directors of the Company approved the final dividend of its ownership in Firma Holdings to be issued and concurrently made application with FINRA on the distribution.   Final execution of the dividend occurred in February 2015.  After the distribution the Company had neither interest in the assets nor any obligation for any liabilities of Firma Holdings.  As the Directors approval and FINRA application were both made in November 2014, the Company deconsolidated Firma Holdings and its subsidiaries as of December 31, 2014.

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

The accompanying condensed financial statements and the related footnote information are unaudited.  In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed balance sheets of the Company as of June 30, 2015 and December 31, 2014, the condensed results of its operations for the three and six months ended June 30, 2015 and 2014 and the condensed statements of cash flows for the six months ended June 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Relevant exchange rates used in the preparation of the financial statements for Amermin and any of Firma Holdings Mexican subsidiaries are as follows for the three months ended June 30, 2014.  The company had no foreign operations in 2015.
Mexican pesos per one U.S. dollar:

	June 30, 2014
Current exchange rate	Ps.	13.0002
Weighted average exchange rate for the three months ended	Ps.	13.1171

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

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not begun generating revenue, has experienced recurring net operating losses, had a net operating loss of $60,373 and $1,772,877 for the six month periods ended June 30, 2015 and 2014, and a working capital deficiency of $66,697 at June 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan in late 2015 which includes the establishment of a strong foothold in the marketplace for income producing “small mine” operations along with advanced real estate income and growth.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3.	Convertible note payable related party, current, net of discount

In May 2015 the Company entered into a convertible note payable with an advisor of the Company for $14,179 for one (1) year, 12% interest, and convertible into 14,178,000 shares of the Company’s common stock.  The beneficial conversion features of the note payable was determined to be $14,179 of which $2,169 was accreted as of June 30, 2015.  Interest expense related to the convertible note was $266.

Due to the relationship with the advisor, the Company considers this debt related party.

Note 4.	Stockholders’ Equity

The Company had no issuances of common stock during the six months ended June 30, 2015.

Note 5.	Options and Warrants

The Company does not have any stock option or bonus plans.

The Company does not have any outstanding warrants or other convertible instruments, except as noted in Note 3 above.

Note 6.	Fair Value

In accordance with authoritative guidance, the table below sets forth Tara Gold’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at June 30, 2015 (Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-	$-

Liabilities:
Beneficial conversion feature of note (See Note 3)	$12,010	$-	$-	$12,010

Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets and Liabilities:
None	$-	$-	$-	$-

Note 7.	Subsequent Events

On August 1, 2015 the Company entered into a line of credit with a related part for an undetermined amount for one (1) year, 15% interest.  Upon execution of the line of credit, Company borrowed $27,759, and may borrow additional amounts through the first year of operations of the borrower.  In association with this line of credit, Tara Gold issued an option to purchase shares which expires 3 years from the date of grant; are not exercisable until the common stock  is trading; assets with the related party are incorporated into the Company.  The option exercise price is 50% of the average closing price of Tara Gold’s shares for the twenty trading days preceding the option exercise date but no less than $0.25 per share and the total exercise price may not exceed $320,000.

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

As a result of our then ownership of Firma Holdings, and the fact that our officers and directors through February 5, 2015 were also officers and directors of Firma Holdings, our financial statements as of March 31, 2014 were consolidated with those of Firma Holdings.  Since, as of February 5, 2015, we no longer had any interest in Firma Holdings, our December 31, 2014 and June 30, 2015 financial statements are not consolidated with those of Firma Holdings.  As a result of the foregoing, a comparison of our operating results or financial condition for the three and six periods ended June 30, 2015 with our operating results or financial condition for the three or six periods ending June 30, 2014 would not be meaningful.

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

Our anticipated our capital requirements for the twelve months ending June 30, 2016 are shown below:

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

On August 1, 2015 the Company entered into a line of credit with a related part for an undetermined amount for one (1) year, 15% interest.  Upon execution of the line of credit, Company borrowed $27,759, and may borrow additional amounts through the first year of operations of the borrower.  In association with this line of credit, Tara Gold issued an option to purchase shares which expires 3 years from the date of grant; are not exercisable until the common stock  is trading; assets with the related party are incorporated into the Company.  The option exercise price is 50% of the average closing price of Tara Gold’s shares for the twenty trading days preceding the option exercise date but no less than $0.25 per share and the total exercise price may not exceed $320,000.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

A write-down to fair value is recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. The carrying amounts of the Company’s mining properties are reviewed at each balance sheet date to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of June 30, 2015 and 2014, respectively, no indications of impairment existed.  As of the August 14, 2015, no events have occurred that would require the write-down of any assets.

Certain mining plant and equipment included in mine development and infrastructure is depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years. Other non-mining assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives from 3 – 10 years.

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 14, 2015	By:	/s/ Jeremy J. Schoenfelder
Jeremy J. Schoenfelder,
Chief and Principle Executive and Principle Financial Officer