Form 10-Q
period 2015-09-30
TARA GOLD RESOURCES CORP.
filed 2015-11-13
CIK 1100747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act Of 1934

                For the quarterly period ended September 30, 2015

   |_| Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act Of 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-23726

                            TARA GOLD RESOURCES CORP.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                 90-0136566
     --------------------------                   -------------
  (State or other jurisdiction                  (I.R.S.  Employer
 of incorporation or organization)              Identification No.)

                       375 N. Stephanie St., Bldg. 2 Ste.
                                      #211
                               Henderson, NV 89014
                     --------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (928) 228-2298
                           -------------------------
                (Issuer's telephone number, including area code)

                  9653 South 700 East, Salt Lake City, UT 84070
                      ------------------------------------
          (Former name or former address if changed since last report)

Check  whether  the issuer (1) has filed all  reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [x]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).   Yes [x]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]               Accelerated filer  [ ]
Non-accelerated filer [ ]                 Smaller reporting company  [x]

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,366,328 shares of common stock as of October 30, 2015.

                                     PART I

     Pursuant to Rule 13a-13 (c) of the Securities and Exchange Commission, the information required by Part I of this report is not filed.

                                     PART II

Item 6.  Exhibits

Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TARA GOLD RESOURCES CORP.


November 12, 2015                      By:/s/ Jeremy Schoenfelder
                                          ------------------------------
                                          Jeremy Schoenfelder,
                                          Principal Executive and Financial
                                          Officer